Form 10-K
period 1993-12-31
CENTRAL FIDELITY BANKS INC
filed 1994-03-30
CIK 276235


CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) December 31,

                                                                                      1993           1992
- -------------------------------------------------------------------------------------------------------------
Assets
- -------------------------------------------------------------------------------------------------------------
Cash and due from banks (note 4)                                                     $264,531       $280,840
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                                                        193,131        247,100
  Interest-bearing deposits in other banks                                                 --         35,000
  Trading account securities                                                            1,505            744
- ---------------------------------------------------------------------------------- ----------     ----------
      Total temporary investments                                                     194,636        282,844
- ---------------------------------------------------------------------------------- ----------     ----------
Assets available for sale:
  Securities:
    U.S. Government and agencies                                                    3,193,391         14,316
    States and political subdivisions                                                 170,981             --
    Other                                                                             735,734         28,645
- ---------------------------------------------------------------------------------- ----------     ----------
      Total securities available for sale (fair value $42,977 in 1992) (note 5)     4,100,106         42,961
- ---------------------------------------------------------------------------------- ----------     ----------
  Loans                                                                                37,773             --
- ---------------------------------------------------------------------------------- ----------     ----------
      Total assets available for sale                                               4,137,879         42,961
- ---------------------------------------------------------------------------------- ----------     ----------
Investment securities:
  U.S. Government and agencies                                                             --      1,853,835
  States and political subdivisions                                                        --        179,819
  Other                                                                                    --      1,826,287
- ---------------------------------------------------------------------------------- ----------     ----------
      Total investment securities (fair value $3,887,964) (note 5)                         --      3,859,941
- ---------------------------------------------------------------------------------- ----------     ----------
Loans (notes 6 and 15):
  Commercial and commercial real estate                                             1,711,092      1,576,744
  Construction                                                                        289,199        347,685
  Residential real estate                                                           1,136,278        589,133
  Consumer second mortgage                                                            458,294        411,708
  Installment                                                                         670,487        593,065
  Bank card                                                                           509,386        435,019
- ---------------------------------------------------------------------------------- ----------     ----------
      Total loans                                                                   4,774,736      3,953,354
  Allowance for loan losses (note 7)                                                 (105,000)      (101,800)
- ---------------------------------------------------------------------------------- ----------     ----------
      Net loans                                                                     4,669,736      3,851,554
- ---------------------------------------------------------------------------------- ----------     ----------
Accrued interest receivable                                                            65,754         68,109
Premises and equipment, net (note 8)                                                  146,933        147,463
Due from customers on acceptances                                                      16,923         21,474
Other assets (notes 6 and 11)                                                         165,892        157,129
- ---------------------------------------------------------------------------------- ----------     ----------
      Total assets                                                                 $9,662,284     $8,712,315
- ---------------------------------------------------------------------------------- ==========     ==========
Liabilities
- -------------------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                                             $926,917       $823,124
  Interest checking                                                                   662,122        631,009
  Regular savings                                                                     863,627        741,646
  Consumer certificates                                                             2,756,087      2,758,839
  Money market accounts                                                             1,009,577      1,180,267
  Certificates of deposit $100,000 and over                                           437,686        537,568
- ---------------------------------------------------------------------------------- ----------     ----------
    Total deposits                                                                  6,656,016      6,672,453
- ---------------------------------------------------------------------------------- ----------     ----------
Short-term borrowings (note 9):
  Federal funds purchased and securities sold
    under agreements to repurchase                                                  1,457,341      1,173,381
  Other short-term borrowings                                                         438,413         28,361
- ---------------------------------------------------------------------------------- ----------     ----------
    Total short-term borrowings                                                     1,895,754      1,201,742
- ---------------------------------------------------------------------------------- ----------     ----------
Dividends payable                                                                       9,752          7,920
Accrued interest payable                                                               25,148         16,860
Bank acceptances outstanding                                                           16,923         21,474
Accounts payable and accrued liabilities (note 13)                                    172,651         22,105
Long-term debt (note 10)                                                              151,389        158,423
Capitalized lease obligations (note 8)                                                  8,514          9,351
- ---------------------------------------------------------------------------------- ----------     ----------
    Total liabilities                                                               8,936,147      8,110,328
- ---------------------------------------------------------------------------------- ----------     ----------
SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------
Preferred stock, none issued (note 12)                                                     --             --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued 1993 - 39,022,790;
  1992 - 38,431,874 (notes 12 and 14)                                                 195,114        192,159
Capital surplus                                                                       177,921        166,554
Retained earnings (note 2)                                                            307,249        243,274
- ---------------------------------------------------------------------------------- ----------     ----------
    Total shareholders' equity before unrealized gains                                680,284        601,987
- ---------------------------------------------------------------------------------- ----------     ----------
Unrealized gains on securities available for sale                                      45,853             --
- ---------------------------------------------------------------------------------- ----------     ----------
    Total shareholders' equity                                                        726,137        601,987
- ---------------------------------------------------------------------------------- ----------     ----------
Commitments and contingent liabilities (notes 8, 13 and 17)
    Total liabilities and shareholders' equity                                     $9,662,284     $8,712,315
- ---------------------------------------------------------------------------------- ==========     ==========
- -------------------------------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.


STATEMENT OF CONSOLIDATED INCOME
- --------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands, except share and per share data) Year Ended December 31,

                                                                            1993         1992         1991
- --------------------------------------------------------------------------------------------------------------
Income From Earning Assets
- --------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                                 $359,504     $351,972     $391,306
Interest on securities available for sale:
  U.S. Government and agencies                                               45,869       56,922        1,446
  States and political subdivisions                                           2,059           --           --
  Other                                                                      11,886          287           --
Interest on loans available for sale                                            690           --           --
Interest on investment securities:
  U.S. Government and agencies                                              102,028      101,395      120,039
  States and political subdivisions                                           6,943       10,095       12,802
  Other                                                                      79,221       54,816       22,739
Interest on money market investments                                          5,752        4,629       11,442
Interest on trading account securities                                           34           47          209
- ------------------------------------------------------------------------ ----------   ----------   ----------
    Total income from earning assets                                        613,986      580,163      559,983
- ------------------------------------------------------------------------ ----------   ----------   ----------
Interest Expense
- --------------------------------------------------------------------------------------------------------------
Interest on deposits (note 16)                                              239,178      252,333      275,745
Interest on federal funds purchased and securities
  sold under agreements to repurchase                                        31,752       29,577       38,995
Interest on other short-term borrowings                                      10,612          894        1,940
Interest on long-term debt                                                    7,405        2,046        1,785
Interest on capitalized lease obligations                                       784          847          900
- ------------------------------------------------------------------------ ----------   ----------   ----------
    Total interest expense                                                  289,731      285,697      319,365
- ------------------------------------------------------------------------ ----------   ----------   ----------
Net interest income                                                         324,255      294,466      240,618
Provision for loan losses (note 7)                                           79,509       99,757       49,810
- ------------------------------------------------------------------------ ----------   ----------   ----------
    Net income from earning assets                                          244,746      194,709      190,808
- ------------------------------------------------------------------------ ----------   ----------   ----------
Noninterest Income
- --------------------------------------------------------------------------------------------------------------
Trust income                                                                 13,621       12,208       10,849
Deposit fees and charges                                                     33,898       29,792       27,341
Profits on securities available for sale
  and trading account securities (note 5)                                     3,695       52,827        6,172
Investment securities gains, net (note 5)                                    50,680           --       17,725
Other income (note 16)                                                       23,909       20,595       16,855
- ------------------------------------------------------------------------ ----------   ----------   ----------
    Total noninterest income                                                125,803      115,422       78,942
- ------------------------------------------------------------------------ ----------   ----------   ----------
Noninterest Expense
- --------------------------------------------------------------------------------------------------------------
Personnel expense (note 13)                                                 115,917      104,060       97,342
Occupancy and equipment expense                                              38,752       38,313       35,826
FDIC insurance expense                                                       14,612       11,886        9,244
Other real estate expense                                                    15,108        4,715        8,376
Other expense (note 16)                                                      38,909       41,859       39,618
- ------------------------------------------------------------------------ ----------   ----------   ----------
    Total noninterest expense                                               223,298      200,833      190,406
- ------------------------------------------------------------------------ ----------   ----------   ----------
Earnings
- --------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  147,251      109,298       79,344
Income tax expense (note 11)                                                 44,334       30,782       18,909
- ------------------------------------------------------------------------ ----------   ----------   ----------
Net Income                                                                 $102,917      $78,516      $60,435
- ------------------------------------------------------------------------ ==========   ==========   ==========
Earnings Per Share
- --------------------------------------------------------------------------------------------------------------
Net income                                                                    $2.66        $2.25        $1.87
Average shares outstanding                                               38,737,447   34,962,561   32,396,301
- --------------------------------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.


    STATEMENT OF CONSOLIDATED CASH FLOWS
    ----------------------------------------------------------------------------------------------------------------------
    Central Fidelity Banks, Inc. and Subsidiaries
    (In Thousands) Year Ended December 31,

                                                                                    1993           1992           1991
    ----------------------------------------------------------------------------------------------------------------------
    Operating Activities
    ----------------------------------------------------------------------------------------------------------------------
    Net income                                                                     $102,917        $78,516        $60,435
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
      Provision for loan losses                                                      79,509         99,757         49,810
      Depreciation of premises and equipment                                         13,879         14,142         13,045
      Net amortization of premium and accretion of discount on investment
        securities and securities available for sale                                 19,727          7,013            598
      Investment securities gains, net                                              (50,680)            --        (17,725)
      Gains on securities available for sale                                         (4,182)       (49,834)        (2,169)
      Deferred income taxes                                                          (5,168)       (16,234)        (4,311)
      (Increase) decrease in accrued interest receivable                              2,355        (21,487)         2,896
      Increase (decrease) in accrued interest payable                                 8,288         (5,640)        (2,092)
      (Increase) decrease in trading account securities                                (761)            19            112
      Other, net                                                                    143,348       (131,709)       (58,849)
    ---------------------------------------------------------------------------- ----------     ----------     ----------
          Net cash provided (used) by operating activities                          309,232        (25,457)        41,750
    ---------------------------------------------------------------------------- ----------     ----------     ----------
    Investing Activities
    ----------------------------------------------------------------------------------------------------------------------
    Purchases of investment securities                                             (617,998)    (2,826,308)      (641,880)
    Proceeds from sales of investment securities                                    626,426             --        730,263
    Proceeds from maturities and repayments of investment securities                608,655        455,810        325,580
    Purchases of securities available for sale                                   (1,745,356)      (492,270)    (1,930,355)
    Proceeds from sales of securities available for sale                            532,910      2,242,506        651,437
    Proceeds from maturities and repayments of securities available
      for sale                                                                      503,839         38,124             --
    Net increase in loans                                                          (975,872)      (407,429)      (108,071)
    Purchases of premises and equipment                                             (13,469)       (23,589)       (14,493)
    Proceeds from the disposition of premises and equipment                             657            471            760
    Proceeds from the disposition of other real estate owned                         18,782         24,575         31,258
    Net cash received in acquisitions                                                    --         64,739             --
    ---------------------------------------------------------------------------- ----------     ----------     ----------
          Net cash used by investing activities                                  (1,061,426)      (923,371)      (955,501)
    ---------------------------------------------------------------------------- ----------     ----------     ----------
    Financing Activities
    ----------------------------------------------------------------------------------------------------------------------
    Net increase in demand, interest checking and regular savings deposits          256,887        418,295        214,669
    Net increase (decrease) in consumer certificates                                 (2,752)      (305,181)       399,031
    Net increase (decrease) in money market accounts                               (170,690)       226,480         64,513
    Net increase (decrease) in certificates of deposit $100,000 and over            (99,882)       266,604        (32,990)
    Net increase in short-term borrowings                                           694,012        184,304         70,881
    Payments on long-term debt and capitalized lease obligations                     (7,871)        (4,952)        (4,792)
    Increase in long-term debt and capitalized lease obligations                         --        150,000             --
    Proceeds from issuance of common stock                                           14,322        124,827          7,435
    Cash in lieu of fractional shares for 3-for-2 stock split                            --            (92)           (76)
    Common stock purchased                                                               --             --           (561)
    Cash dividends                                                                  (37,110)       (26,925)       (23,027)
    ---------------------------------------------------------------------------- ----------     ----------     ----------
          Net cash provided by financing activities                                 646,916      1,033,360        695,083
    ---------------------------------------------------------------------------- ----------     ----------     ----------
          Increase (decrease) in cash and cash equivalents                         (105,278)        84,532       (218,668)
          Cash and cash equivalents at beginning of year                            562,940        478,408        697,076
    ---------------------------------------------------------------------------- ----------     ----------     ----------
          Cash and cash equivalents at end of year                                 $457,662       $562,940       $478,408
    ---------------------------------------------------------------------------- ==========     ==========     ==========
    ----------------------------------------------------------------------------------------------------------------------
    The notes are an integral part of the financial statements.


    STATEMENT OF CHANGES IN
    CONSOLIDATED SHAREHOLDERS' EQUITY
    --------------------------------------------------------------------------------------------------------
    Central Fidelity Banks, Inc. and Subsidiaries
    (In Thousands)

                                                                                                   Total
                                                    Common     Common     Capital   Retained   Shareholders'
                                                    Shares      Stock     Surplus   Earnings      Equity
    --------------------------------------------------------------------------------------------------------
    Year Ended December 31, 1991
    --------------------------------------------------------------------------------------------------------
    Balance at beginning of year                     14,335    $71,676    $55,390   $254,517       $381,583
    Adoption of Statement of Financial
      Accounting Standards No. 109
      retroactive to January 1, 1983 (note 11)           --         --         --     (1,948)        (1,948)
    Net income                                           --         --         --     60,435         60,435
    Common stock issued under Plans                     318      1,586      5,849         --          7,435
    Common stock purchased                              (23)      (113)      (448)        --           (561)
    Cash dividends declared on
      common stock ($.74 per share)                      --         --         --    (23,648)       (23,648)
    Change in valuation allowance for
      marketable equity securities                       --         --         --      4,255          4,255
    Stock split in the form of a dividend
      declared May 8, 1991                            7,181     35,904         --    (35,980)           (76)
    ---------------------------------------------  --------   --------   --------   --------       --------
    Balance at end of year                           21,811    109,053     60,791    257,631        427,475
    ---------------------------------------------  --------   --------   --------   --------       --------
    Year ended December 31, 1992
    --------------------------------------------------------------------------------------------------------
    Net income                                           --         --         --     78,516         78,516
    Sale of common stock (note 12)                    3,450     17,250     95,569         --        112,819
    Common stock issued under Plans                     363      1,814     10,194         --         12,008
    Cash dividends declared on
      common stock ($.82 per share)                      --         --         --    (28,739)       (28,739)
    Stock split in the form of a dividend
      declared January 13, 1993                      12,808     64,042         --    (64,134)           (92)
    ---------------------------------------------  --------   --------   --------   --------       --------
    Balance at end of year                           38,432    192,159    166,554    243,274        601,987
    ---------------------------------------------  --------   --------   --------   --------       --------
    Year ended December 31, 1993
    --------------------------------------------------------------------------------------------------------
    Net income                                           --         --         --    102,917        102,917
    Common stock issued under Plans                     591      2,955     11,367         --         14,322
    Unrealized gains on securities
      available for sale                                 --         --         --     45,853         45,853
    Cash dividends declared on
      common stock ($1.00 per share)                     --         --         --    (38,942)       (38,942)
    ---------------------------------------------  --------   --------   --------   --------       --------
    Balance at end of year                           39,023   $195,114   $177,921   $353,102       $726,137
    ---------------------------------------------  ========   ========   ========   ========       ========
    --------------------------------------------------------------------------------------------------------
    The notes are an integral part of the financial statements.


    COMBINED BALANCE SHEET
    --------------------------------------------------------------------------------------
    Subsidiary Banks of Central Fidelity Banks, Inc.

    (In Thousands) December 31,
                                                                    1993          1992
    --------------------------------------------------------------------------------------
    Assets
    --------------------------------------------------------------------------------------
    Cash and due from banks (note 4)                               $264,939      $280,585
    Temporary investments:
      Federal funds sold and securities
        purchased under agreements to resell                        171,813       240,040
      Interest-bearing deposits in other banks                           --        25,000
      Trading account securities                                      1,505           744
    ----------------------------------------------------------   ----------    ----------
        Total temporary investments                                 173,318       265,784
    ----------------------------------------------------------   ----------    ----------
    Assets available for sale:
      Securities (fair value $32,153 in 1992)                     4,094,431        31,984
      Loans                                                          37,773            --
    ----------------------------------------------------------   ----------    ----------
        Total assets available for sale                           4,132,204        31,984
    ----------------------------------------------------------   ----------    ----------
    Investment securities (fair value $3,887,964) (note 5)               --     3,859,941

    Loans (notes 6 and 15)                                        4,774,736     3,953,354
      Allowance for loan losses (note 7)                           (105,000)     (101,800)
    ----------------------------------------------------------   ----------    ----------
        Net loans                                                 4,669,736     3,851,554
    ----------------------------------------------------------   ----------    ----------
    Accrued interest receivable                                      65,752        68,039
    Premises and equipment, net (note 8)                            146,933       147,463
    Due from customers on acceptances                                16,923        21,474
    Other assets (notes 6 and 11)                                   146,665       134,681
    ----------------------------------------------------------   ----------    ----------
        Total assets                                             $9,616,470    $8,661,505
    ----------------------------------------------------------   ==========    ==========
    Liabilities
    --------------------------------------------------------------------------------------
    Deposits:
      Demand                                                       $926,929      $823,233
      Interest checking                                             662,122       631,009
      Regular savings                                               863,627       741,646
      Consumer certificates                                       2,756,087     2,758,839
      Money market accounts                                       1,009,577     1,180,267
      Certificates of deposit $100,000 and over                     437,686       537,568
    ----------------------------------------------------------   ----------    ----------
        Total deposits                                            6,656,028     6,672,562
    ----------------------------------------------------------   ----------    ----------
    Short-term borrowings:
      Federal funds purchased and securities
        sold under agreements to repurchase                       1,479,480     1,174,299
      Other short-term borrowings                                   421,488        10,006
    ----------------------------------------------------------   ----------    ----------
        Total short-term borrowings                               1,900,968     1,184,305
    ----------------------------------------------------------   ----------    ----------
    Accrued interest payable                                         25,170        16,415
    Bank acceptances outstanding                                     16,923        21,474
    Accounts payable and accrued liabilities (note 13)              171,206        24,666
    Note payable to parent company                                  150,000       150,000
    Long-term debt (note 10)                                          1,389         2,423
    Capitalized lease obligations (note 8)                            8,514         9,351
    ----------------------------------------------------------   ----------    ----------
        Total liabilities                                         8,930,198     8,081,196
    ----------------------------------------------------------   ----------    ----------
    Shareholder's Equity
    --------------------------------------------------------------------------------------
    Common stock                                                    167,275       167,275
    Capital surplus                                                 174,376       174,376
    Retained earnings (note 2)                                      298,768       238,658
    ----------------------------------------------------------   ----------    ----------
        Total shareholder's equity before unrealized gains          640,419       580,309
    ----------------------------------------------------------   ----------    ----------
    Unrealized gains on securities available for sale                45,853            --
    ----------------------------------------------------------   ----------    ----------
        Total shareholder's equity                                  686,272       580,309
    ----------------------------------------------------------   ----------    ----------
    Commitments and contingent liabilities (notes 8, 13 and 17)
        Total liabilities and shareholder's equity               $9,616,470    $8,661,505
    ----------------------------------------------------------   ==========    ==========
    --------------------------------------------------------------------------------------
    The notes are an integral part of the financial statements.

    NOTES TO FINANCIAL STATEMENTS

    NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Central Fidelity Banks, Inc. ("Central Fidelity" or the "Company") and its subsidiaries are considered as operating within the single industry referred to as commercial banking. The accounting and reporting policies used in the preparation of these financial statements conform to generally accepted accounting principles and to general practices within the industry. The consolidated financial statements include the accounts and results of operations of Central Fidelity and its subsidiaries, all of which are wholly owned. The Combined Balance Sheet includes the accounts of the bank subsidiaries only.

    ACCOUNTING CHANGES - As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) for the Medicare carve-out health insurance coverage provided to its qualifying retirees. SFAS 106 requires that the expected cost of postretirement benefits be charged to expense during the period that eligible employees render such service.

      During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) retroactive to January 1, 1983. SFAS 109 changes the method of accounting for income taxes from the deferred method to the asset and liability method. The net cumulative effect of this change in accounting for income taxes was $1,948,000 as of January 1, 1983.

      As of December 31, 1993, the Company adopted Statement of
Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires investments to be classified as held-to-maturity, trading or available-for-sale securities.

    CASH FLOW INFORMATION - For purposes of the Statement of Consolidated Cash Flows, the Company considers amounts due from banks and money market investments which have original maturities of three months or less to be cash equivalents. During the years ended December 31, 1993, 1992 and 1991, cash paid for interest was $281,443,000,
$288,955,000 and $321,457,000, and cash paid for income taxes was $53,485,000, $50,555,000 and $21,531,000, respectively. During 1993,
1992 and 1991, other real estate owned increased as a result of loan foreclosures in the amount of $40,408,000, $22,737,000 and $16,535,000, respectively, representing non-cash investing activities for purposes of the Statement of Consolidated Cash Flows.

    MONEY MARKET INVESTMENTS - Money market investments are carried at cost, which approximates market value. These assets are highly liquid short-term investments generally maturing within one year which arise from Central Fidelity's and its subsidiary banks' money market activities. They include the overnight investment of excess reserves, securities purchased under agreements to resell, and the investment in certificates of deposit of unrelated banks. Interest earned on money market investments is reflected as "Interest on money market investments" in the Statement of Consolidated Income.

    INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE - When securities are purchased, they are classified as investment securities when management has the positive intent and the Company has the ability at the time of purchase to hold them until maturity or on a long-term basis. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Premiums are amortized (deducted) and discounts are accreted (added) to interest income on investment securities using methods that approximate the level yield method.

    Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and accounted for at fair market value, with unrealized gains and losses reported in a separate component of shareholders' equity in the Consolidated Balance Sheet. These include securities used as part of the Company's asset/liability strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, to satisfy regulatory requirements and other similar factors. Interest earned on securities available for sale is reflected as "Interest on securities available for sale" in the Statement of Consolidated Income. Gains and losses arising from the sale of securities available for sale included in "Profits on securities available for sale and trading account securities."

    TRADING ACCOUNT SECURITIES - Trading account securities are carried at fair market value. Interest rate futures, options, and forward contracts used in trading activities are carried at fair market value. These contracts, used in the management of interest rate exposure, are purchased and sold on a matched-off basis only. Interest earned on trading account securities is reflected as "Interest on trading account securities" in the Statement of Consolidated Income. Gains and losses arising from the sale of trading account securities and adjustments to market are included in "Profits on securities available for sale and trading account securities."

    INTEREST RATE SWAPS - The Company utilizes interest rate swaps to manage its interest rate exposure. Income or expense associated with interest rate swap agreements is recognized over the life of the swap agreement as a component of interest income or interest expense.

    LOANS - Interest on loans is credited to income based on the principal amounts outstanding during the period. Origination and commitment fees and all related costs are deferred and the net amount is amortized over the contractual life of the loans or the estimated life if shorter.

      The policy with respect to interest accruals specifies that interest will stop being accrued on any loan, except installment and bank card loans, when there appears to be no reasonable expectation that the borrower will be able to pay the interest up to date within a reasonable time period and the value of the collateral is not at least equal to the amount at which the loan plus all interest accrued is recorded. Interest income is recognized on these loans only when received in cash. A loan will remain on a nonaccrual status until the loan is current as to payment of both interest and principal and the borrower demonstrates the ability to pay and remain current. Since installment and bank card loan payments include both interest and principal, the policy with respect to installment and bank card loans requires that a loan be charged off when it is over 120 and 180 days past due, respectively. Accruals of interest on these loans are not discontinued prior to charge off.

    ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses consists of the cumulative effect of the provision for loan losses less net loans charged off. The provision for loan losses charged to operating expense is the amount necessary, in management's judgment, to maintain the allowance at a level it believes sufficient to cover losses in collections of loans. The provision is based on such factors that in management's judgment warrant current recognition in providing an adequate allowance. Principal factors in management's analysis of the adequacy of the allowance are: the historical relationships among loans outstanding, loan loss experience and the current level of the allowance; a continuing evaluation of the present and anticipated future economic environment for the nation and for the various business sectors of the Company's trade area; and reviews of loan portfolio quality by the federal and state regulatory authorities, external auditors, and the Company's loan review staff.

     PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Additions, major replacements, and improvements to buildings and equipment are added to the asset accounts at cost.

      Certain noncancellable leases, which relate to the financing of premises and equipment, have been capitalized and are classified as premises and equipment in the accompanying balance sheets. Related amounts representing capitalized lease obligations are included in the accompanying balance sheets as a separate liability and are amortized using the interest method to allocate payments between principal reduction and interest expense. The initial carrying amounts represent the present value of the future rental payments, discounted at the lower of the incremental borrowing rate of the lessee or the interest rate implicit in the lease.

      Depreciation is charged to expense over the estimated useful lives of the assets. Capital leases and leasehold improvements are amortized to expense over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization are computed principally on the straight-line method. Rates of depreciation are based on the following lives: buildings, twenty to fifty years; leasehold improvements, five to twenty years; and furniture and equipment, three to fifteen years. Gains and losses on dispositions are reflected in operations. Maintenance, repairs and minor replacements are charged to expense.

    OTHER REAL ESTATE - Other real estate, classified in "Other assets" in the accompanying balance sheets, consists primarily of real estate held for resale which was acquired through foreclosure on loans secured by real estate. Other real estate is carried at the lower of cost less estimated disposal costs or appraised market value. Writedowns to market value at the date of foreclosure are charged to the allowance for loan losses. Subsequent declines in market value are charged to expense.

    INCOME TAXES - Central Fidelity accounts for certain income and expense items differently for income tax purposes than for financial reporting purposes. Provisions for deferred taxes are made in recognition of these timing differences.

    PENSION PLAN - The plan covers substantially all employees. Costs of the plan are determined by independent actuaries using the projected unit credit method. The plan is funded on a current basis to the extent deductible under existing federal tax regulations.

    STOCK OPTIONS - At the time options are exercised, the par value of the shares is credited to common stock, and the excess of the proceeds over the par value is credited to capital surplus. No charges or credits to income are made with respect to the options since the option price is the same as market value at the date of grant.

    EARNINGS PER SHARE - Earnings per share have been computed on the basis of the weighted average number of shares outstanding during the period. The assumed exercise of stock options has not been included in the computations because the resulting dilution is not material.

      On January 13, 1993 and May 8, 1991, the Board of Directors of the Company declared 3-for-2 stock splits in the form of a dividend payable on February 22, 1993 and July 1, 1991, respectively, to shareholders of record January 29, 1993 and May 24, 1991, respectively.

    DIVIDENDS - Dividends are paid to the Company by its subsidiaries in amounts sufficient to cover corporate expenses and dividends paid to shareholders. Dividends are subject to the financial condition of the subsidiaries, regulatory limitations and management's judgment as to the desirability of utilizing alternative sources of funds.

    TRUST ASSETS AND INCOME - Assets held by one of the commercial banking subsidiaries in a fiduciary, agency or safekeeping capacity for customers are not included as assets in the accompanying balance sheets. At December 31, 1993, such assets amounted to $5.2 billion. Trust service income is recognized primarily on the accrual basis.

    RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform to current presentations.


    NOTE 2. Parent Company Financial Information

      Condensed financial information of Central Fidelity Banks, Inc.
    (Parent Company) is presented below:

    Balance Sheet

    (In Thousands) December 31,
                                                                           1993         1992
    -------------------------------------------------------------------------------------------
    Assets:
      Cash                                                                    $27          $55
      Securities purchased under agreements to resell
        and other money market investments                                 41,139       20,918
      Securities available for sale                                         5,675       10,977
      Investments in subsidiaries, at equity:
        Bank                                                              686,272      580,309
        Bank-related                                                        2,100        2,221
      Notes receivable from subsidiaries                                  150,500      150,500
      Other assets                                                         22,491       23,935
    -----------------------------------------------------------------    --------     --------
          Total assets                                                   $908,204     $788,915
    -----------------------------------------------------------------    ========     ========
    Liabilities:
      Commercial paper (note 9)                                           $16,925      $18,355
      Securities sold under agreements to repurchase                        1,910        2,940
      Long-term debt (note 10)                                            150,000      156,000
      Other liabilities                                                    13,232        9,633
    -----------------------------------------------------------------    --------     --------
          Total liabilities                                               182,067      186,928
    Shareholders' equity:
      Shareholders' equity before unrealized gains                        680,284      601,987
    -----------------------------------------------------------------    --------     --------
      Unrealized gains on securities available for sale                    45,853           --
    -----------------------------------------------------------------    --------     --------
      Shareholders' equity                                                726,137      601,987
    -----------------------------------------------------------------    --------     --------
          Total liabilities and shareholders' equity                     $908,204     $788,915
    -----------------------------------------------------------------    ========     ========
    -------------------------------------------------------------------------------------------


    Statement of Income

    (In Thousands)
    Year Ended December 31,
                                                              1993         1992         1991
    ------------------------------------------------------- -----------------------------------
    Income:
      Dividends from subsidiary banks                        $45,084       $6,107      $24,507
      Other                                                   13,972        2,996        6,515
    ------------------------------------------------------- --------      -------      -------
          Total income                                        59,056        9,103       31,022
    ------------------------------------------------------- --------      -------      -------
    Expense:
      Interest                                                13,133        2,808        2,834
      Other                                                    5,030        4,884        6,281
    ------------------------------------------------------- --------      -------      -------
          Total expense                                       18,163        7,692        9,115
    ------------------------------------------------------- --------      -------      -------
    Income before income taxes and equity in
      undistributed net income of subsidiaries                40,893        1,411       21,907
    Income tax benefit                                        (2,035)      (1,943)      (1,392)
    ------------------------------------------------------- --------      -------      -------
    Income before equity in undistributed
      net income of subsidiaries                              42,928        3,354       23,299
    Equity in undistributed net income of subsidiaries        59,989       75,162       37,136
    ------------------------------------------------------- --------      -------      -------
          Net income                                        $102,917      $78,516      $60,435
    ------------------------------------------------------- ========      =======      =======
    ------------------------------------------------------- -----------------------------------


    Statement of Cash Flows

    (In Thousands)
    Year Ended December 31,
                                                                           1993         1992         1991
    --------------------------------------------------------------------------------------------------------
    Operating activities:
      Net income                                                         $102,917      $78,516      $60,435
      Adjustments to reconcile net income to net cash provided (used)
        by operating activities:
        Equity in undistributed net income of subsidiaries                (59,989)     (75,162)     (37,136)
        Provision for loan losses                                              --           --        1,793
        (Increase) decrease in other assets                                   914       (5,403)       1,923
        Increase (decrease) in other liabilities                            1,767        1,004       (2,461)
    --------------------------------------------------------------------- -------      -------      -------
        Net cash provided (used) by operating activities                   45,609       (1,045)      24,554
    --------------------------------------------------------------------- -------      -------      -------
    Investing activities:
      Purchase of investment securities                                    (7,565)     (17,653)     (47,183)
      Proceeds from sales of investment securities                          5,890           --       51,982
      Proceeds from maturities and repayments of investment securities         --       26,216       10,000
      Purchase of securities available for sale                            (5,955)     (10,980)          --
      Proceeds from sales of securities available for sale                 11,962           --           --
      Proceeds from maturities and repayments of securities
        available for sale                                                  1,500           --           --
      Net decrease in loans                                                    --        3,462        2,046
      Increase in note receivable from subsidiary                              --     (150,000)          --
      Additional investment in subsidiaries                                    --     (129,500)      (6,000)
    --------------------------------------------------------------------- -------      -------      -------
        Net cash provided (used) by investing activities                    5,832     (278,455)      10,845
    --------------------------------------------------------------------- -------      -------      -------
    Financing activities:
      Net decrease in short-term borrowings                                (2,460)      (4,212)      (8,454)
      Increase in long-term debt                                               --      150,000           --
      Payments on long-term debt                                           (6,000)      (4,000)      (4,000)
      Proceeds from issuance of common stock                               14,322      124,827        7,435
      Cash in lieu of fractional shares for 3-for-2 stock split                --          (92)         (76)
      Common stock purchased                                                   --           --         (561)
      Cash dividends                                                      (37,110)     (26,925)     (23,027)
    --------------------------------------------------------------------- -------      -------      -------
        Net cash provided (used) by financing activities                  (31,248)     239,598      (28,683)
    --------------------------------------------------------------------- -------      -------      -------
        Increase (decrease) in cash and cash equivalents                   20,193      (39,902)       6,716
        Cash and cash equivalents at beginning of year                     20,973       60,875       54,159
    --------------------------------------------------------------------- -------      -------      -------
        Cash and cash equivalents at end of year                          $41,166      $20,973      $60,875
    --------------------------------------------------------------------- =======      =======      =======
    --------------------------------------------------------------------------------------------------------
      Central Fidelity and each of its subsidiaries are affiliates within the meaning of
    Section 23A of the Federal Reserve Act. Accordingly, they are subject to the limitations specified in such section on the making of loans or extension of credit to, or purchase of securities under repurchase agreement from, any of the subsidiaries within the affiliate group. Therefore, substantially all of the net assets of the affiliate group are restricted from use by the Company in the form of loans or advances. Dividends, however, may be paid to the Company by its bank subsidiaries under formulas established by the appropriate regulatory authorities. These formulas contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent
    Company without regulatory approval. In 1994, the subsidiary banks can initiate dividend payments without said regulatory approvals of $138,949,000, plus an additional amount equal to their net earnings for 1994 up to the date of any such dividend declaration. In addition, the limitations on dividends paid by the Company on common stock to shareholders for the current and two immediately preceeding years may not exceed consolidated net income of the
    Company and its subsidiaries for the same period.

      Substantially all of the retained earnings of the Parent Company are represented by undistributed earnings of subsidiaries.


    NOTE 3. ACQUISITIONS

      On March 7, 1992, Central Fidelity Bank (the "Bank") acquired from the Resolution Trust Corporation ("RTC") core deposits, other miscellaneous assets and liabilities of CorEast Federal Savings Bank ("CorEast") in Richmond, Virginia. Total deposits of approximately $17.1 million and one branch office in Blacksburg, Virginia were acquired. The $445,000 excess of the fair value of liabilities assumed over the fair value of assets acquired and cash received from the RTC is classified in other assets in the consolidated balance sheet and is being amortized over ten years.

      On July 10, 1992, the Bank completed the acquisition of approximately $871.1 million of core deposits, selected loans and investment securities of Investors Federal Savings Bank ("Investors"), a 47-branch thrift institution headquartered in Richmond, Virginia that had been operating under RTC management. Total consumer loans and investment securities of approximately $8.4 million and $3.0 million, respectively, and a total of 25 branch offices were acquired. The fair value of liabilities assumed over the fair value of assets acquired and cash received from the RTC in the amount of $24.6 million is classified in other assets in the consolidated balance sheet and is being amortized over fifteen years.

    NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

      The Company is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the years ended December 31, 1993 and 1992 was $68,252,000 and $60,875,000, respectively.


    NOTE 5. Investment Securities and Securities Available For Sale

      The following table shows amortized cost, fair value and gross unrealized gains and losses of investment securities as of December 31, 1992:

    (In Thousands)
    ----------------------------------------------------------------------------------------------------
                                                     U.S.        States &
                                                  Government    Political
                                                  & Agencies   Subdivisions     Other          Total
    ----------------------------------------------------------------------------------------------------
    December 31, 1992:
      Amortized cost                              $1,853,835      $179,819    $1,826,287     $3,859,941
      Fair value                                   1,890,681       182,771     1,814,512      3,887,964
      Gross unrealized gains                          44,065         3,678        11,004         58,747
      Gross unrealized losses                         (7,219)         (726)      (22,779)       (30,724)
    ----------------------------------------------------------------------------------------------------

      The following table shows amortized cost, fair value and gross unrealized gains and losses of securities available for sale as of December 31, 1993 and 1992:

    (In Thousands)
    ----------------------------------------------------------------------------------------------------
                                                     U.S.        States &
                                                  Government    Political
                                                  & Agencies   Subdivisions     Other          Total
    ----------------------------------------------------------------------------------------------------
    December 31, 1993:
      Amortized cost                              $3,144,911      $165,449      $719,203     $4,029,563
      Fair value                                   3,193,391       170,981       735,734      4,100,106
      Gross unrealized gains                          57,583         5,604        18,065         81,252
      Gross unrealized losses                         (9,103)          (72)       (1,534)       (10,709)

    December 31, 1992:
      Amortized cost                                 $14,316       $    --       $28,645        $42,961
      Fair value                                      14,644            --        28,333         42,977
      Gross unrealized gains                             335            --            --            335
      Gross unrealized losses                             (7)           --          (312)          (319)
    ----------------------------------------------------------------------------------------------------
      Securities available for sale having a fair value of $1,704,971,000 at December 31, 1993 were pledged to secure deposits and to meet other legal requirements.

      The amortized cost and fair value of securities available for sale, at December 31, 1993 are shown below by maturity.  The classification of mortgage-backed securities was based on expected maturities, while contractual maturities were used for other debt securities. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    (In Thousands)

    ----------------------------------------------------------------------------------------------------
                                                                                             Estimated
                                                                              Amortized       Market
                                                                                 Cost          Value
    ---------------------------------------------------------------------------------------------------
    Due in one year or less                                                     $558,971       $563,036
    Due after one year through five years                                      2,881,565      2,936,070
    Due after five years through ten years                                       549,366        559,393
    Due after ten years                                                           39,661         41,607
    ------------------------------------------------------------------------  ----------     ----------
      Total                                                                   $4,029,563     $4,100,106
    ------------------------------------------------------------------------  ==========     ==========
    ----------------------------------------------------------------------------------------------------
      During 1993 and 1991, proceeds from sales of investment securities were $626,426,000 and $730,263,000, respectively, which resulted in $51,307,000 gross gains and $627,000 gross losses in 1993 and
    $17,725,000 gross gains in 1991. There were no sales of investment securities in 1992. Proceeds from sales of securities available for sale were $532,910,000 for 1993, $2,242,506,000 for 1992 and
    $651,437,000 for 1991. Gross gains realized on those sales were $4,182,000, $49,834,000 and $2,169,000 for 1993, 1992 and 1991, respectively.


    NOTE 6. LOANS AND REAL ESTATE ACQUIRED THROUGH FORECLOSURE

      Real estate acquired through foreclosure amounted to $38,746,000 at December 31, 1993 and $27,901,000 at December 31, 1992.

      Loans for which accrual of interest has been discontinued
(principally commercial and construction loans) totalled $93,349,000 at December 31, 1993 and $84,401,000 at December 31, 1992.

      The loss of revenue on nonaccrual loans and real estate acquired through foreclosure was $22,447,000 in 1993, $12,232,000 in 1992, and
$15,683,000 in 1991.


    NOTE 7. Allowance for Loan Losses

      Following is a summary of the activity in the allowance for loan losses:

    (In Thousands)
                                                                        1993        1992        1991
    ---------------------------------------------------------------------------------------------------
    Balance at January 1                                              $101,800     $61,000     $60,806
    Provision for loan losses                                           79,509      99,757      49,810
    -------------------------------------------------------------     --------    --------     -------
                                                                       181,309     160,757     110,616
    Loans charged off                                                   86,728      67,569      56,053
    Recoveries of loans previously charged off                          10,419       8,612       6,437
    -------------------------------------------------------------     --------    --------     -------
      Net charge-offs                                                   76,309      58,957      49,616
    -------------------------------------------------------------     --------    --------     -------
    Balance at December 31                                            $105,000    $101,800     $61,000
    -------------------------------------------------------------     ========    ========     =======
    ---------------------------------------------------------------------------------------------------


    NOTE 8. Premises and Equipment
      Premises and equipment included in the Consolidated Balance Sheet are:

    (In Thousands)
    December 31,
                                                                                           1993        1992
    ----------------------------------------------------------------------------------------------------------
    Capital leases                                                                        $14,146     $14,258
    Land                                                                                   22,986      22,856
    Buildings                                                                              74,365      72,303
    Furnishings and equipment                                                             134,068     123,298
    Leasehold improvements                                                                 25,874      24,764
    Work-in-progress                                                                        7,144       8,442
    ----------------------------------------------------------------------------------   --------    --------
      Total cost                                                                          278,583     265,921
    Accumulated depreciation and amortization                                            (131,650)   (118,458)
    ----------------------------------------------------------------------------------   --------    --------
      Premises and equipment, net                                                        $146,933    $147,463
    ----------------------------------------------------------------------------------   ========    ========
    ----------------------------------------------------------------------------------------------------------

      The Company has entered into long-term leases for certain bank premises and equipment used by the
    Company and its subsidiaries. These leases expire at various dates to 2025, and most of the leases contain renewal options for periods ranging from 5 to 30 years. In addition, certain leases provide that the Company may elect to purchase the leased property at the expiration of the initial lease term. Some leases also contain escalation clauses whereby the Company's rental payments are adjusted proportionately with increases in the consumer price index.

      Premises and equipment include the following amounts for leases that have been capitalized:

    (In Thousands)
    December 31,
                                                                                           1993        1992
    ----------------------------------------------------------------------------------------------------------
    Land                                                                                     $920        $920
    Buildings                                                                              12,953      13,065
    Equipment                                                                                 273         273
    ----------------------------------------------------------------------------------     ------      ------
      Total cost                                                                           14,146      14,258
    Accumulated amortization                                                               (7,240)     (6,614)
    ----------------------------------------------------------------------------------     ------      ------
      Capitalized leases, net                                                              $6,906      $7,644
    ----------------------------------------------------------------------------------     ======      ======
    ----------------------------------------------------------------------------------------------------------


      Future minimum lease payments, by year and in the aggregate, for capital and noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31,
    1993:

    (In Thousands)
                                                                                         Capital    Operating
    ----------------------------------------------------------------------------------------------------------
    1994                                                                                   $1,082     $10,127
    1995                                                                                    1,084       9,181
    1996                                                                                    1,086       8,065
    1997                                                                                    1,096       7,407
    1998                                                                                    1,109       6,940
    Later years                                                                            11,964      27,919
    ----------------------------------------------------------------------------------    -------     -------
      Total minimum lease payments                                                         17,421     $69,639
    ----------------------------------------------------------------------------------                =======
    Imputed interest (rates ranging from 6.3% to 14.3%)                                    (8,907)
    ----------------------------------------------------------------------------------    -------
      Present value of net minimum lease payments                                          $8,514
    ----------------------------------------------------------------------------------    =======
    ----------------------------------------------------------------------------------------------------------
      Minimum future rentals receivable from subleases under the Company's capital leases at December 31,
    1993 amounted to $484,000. This amount is not included in the preceding table. Rental expense for all operating leases (cancellable and noncancellable) consisted of:

    (In Thousands)
    Year Ended December 31,
                                                                               1993        1992        1991
    ----------------------------------------------------------------------------------------------------------
    Minimum rentals                                                           $12,540     $12,126     $11,461
    Sublease rental income                                                       (298)       (256)       (232)
    ------------------------------------------------------------------------  -------     -------     -------
      Net rental expense for operating leases                                 $12,242     $11,870     $11,229
    ------------------------------------------------------------------------  =======     =======     =======
    ----------------------------------------------------------------------------------------------------------


    NOTE 9. Short-Term Borrowings
      Short-term borrowings are comprised of:

    (In Thousands)
    December 31,
                                                                                      1993           1992
    --------------------------------------------------------------------------------------------------------
    Federal funds purchased                                                         $323,649       $433,283
    Securities sold under agreements to repurchase                                 1,133,692        740,098
    Commercial paper                                                                  16,925         18,355
    Medium-term notes                                                                411,500             --
    Other short-term borrowings                                                        9,988         10,006
    ----------------------------------------------------------------------------  ----------     ----------
        Total                                                                     $1,895,754     $1,201,742
    ----------------------------------------------------------------------------  ==========     ==========

      The following tabulation is a summary of amounts and weighted average rates applicable to the various categories of short-term borrowings:

    (In Thousands)
    -------------------------------------------------------------------------------------------------------
                                                           Average    Annual    Daily Average     Maximum
                                                            Rate     Interest      Amount        Month-end
                                                          December     Rate      Outstanding      Balance
    -------------------------------------------------------------------------------------------------------
    Federal funds purchased:
      1993                                                    3.08 %     3.12 %     $378,158       $622,474
      1992                                                    3.11       3.48        379,557        725,584
      1991                                                    4.45       5.64        272,872        489,896
    Securities sold under agreements to repurchase:
      1993                                                    2.82       2.88        692,705      1,133,692
      1992                                                    2.99       3.10        527,446        745,201
      1991                                                    4.06       5.40        437,131        594,627
    Commercial paper:
      1993                                                    2.32       2.36         17,428         19,840
      1992                                                    2.44       2.79         20,431         22,721
      1991                                                    3.90       5.36         25,284         30,385
    Medium-term notes:
      1993                                                    3.58       3.40        292,395        411,500
      1992                                                      --         --             --             --
      1991                                                      --         --             --             --
    Other short-term borrowings:
      1993                                                    2.61       2.80          9,012         10,000
      1992                                                    2.89       3.63          8,894         10,090
      1991                                                    4.87       6.34          9,235         47,092
    Total:
      1993                                                    3.04       3.05      1,389,698             --
      1992                                                    3.02       3.25        936,328             --
      1991                                                    4.20       5.50        744,522             --
    --------------------------------------------------------------------------------------------------------

      Federal funds purchased and securities sold under agreements to repurchase generally mature daily or on demand.
      Commercial paper, in the form of short-term variable rate notes, matures no later than six months from date of issuance.
      Medium-term notes consist of fixed rate notes maturing two to three years from issuance date.
      Other short-term borrowings consist principally of U.S. Treasury tax and loan deposit notes payable on demand and borrowings from the Federal Reserve.



    NOTE 10. LONG-TERM DEBT

    Long-term debt consists of:

    (In Thousands)
    December 31,
                                                                       1993       1992
    -------------------------------------------------------------------------------------
    Central Fidelity Banks, Inc. (Parent Company):
      Term loans due July 1, 1993                                    $     --     $6,000
      Subordinated notes due November 15, 2002                        150,000    150,000
    Subsidiary bank:
      Notes payables due:
        August 1, 1993                                                     --      1,000
        August 1, 1994                                                  1,000      1,000
      Mortgage note at 10.42% due 11/1/2000                               389        423
    ---------------------------------------------------------------  --------   --------
                                                                        1,389      2,423
    ---------------------------------------------------------------  --------   --------
        Total long-term debt                                         $151,389   $158,423
    ---------------------------------------------------------------  ========   ========
    -------------------------------------------------------------------------------------

      The subordinated notes due November 15, 2002 are subordinated to all existing and future senior indebtedness of the Company. The notes bear interest at 8.15% per annum, payable semi-annually on May 15 and November 15.

      The note payable due on August 1, 1994 bears interest at 12 1/2% per annum, payable semi-annually on February 1 and August 1.

      Scheduled principal payments of the long-term debt at December 31, 1993 are:

    (In Thousands)

    -------------------------------------------------------------------------------------
    1994                                                                          $1,038
    1995                                                                              43
    1996                                                                              51
    1997                                                                              56
    1998                                                                              62
    Later years                                                                  150,139
    --------------------------------------------------------------------------  ---------
      Total                                                                     $151,389
    --------------------------------------------------------------------------  ========
    -------------------------------------------------------------------------------------


    NOTE 11. Income Taxes

      Central Fidelity and its subsidiaries file consolidated federal income tax returns.
    As discussed in note 1, the Company adopted SFAS 109 in 1993 and has applied its provisions retroactively to January 1, 1983. The net cumulative effect of this change in accounting for income taxes was $1,948,000 as of January 1, 1983. The consolidated financial statements for the years ended December 31, 1992 and 1991 have been restated
    to comply with the provisions of SFAS 109.
      The components of income tax expense are:

    (In Thousands)
    Year Ended December 31,
                                                                     1993     1992     1991
    ------------------------------------------------------------------------------------------
    Current taxes - federal                                         $49,502  $47,016  $23,220
    Deferred taxes - federal                                         (5,168) (16,234)  (4,311)
    --------------------------------------------------------------- -------  -------  -------
      Income tax expense                                            $44,334  $30,782  $18,909
    --------------------------------------------------------------- =======  =======  =======
    ------------------------------------------------------------------------------------------
      The adjustment to deferred tax assets and deferred tax liabilities for 1993 changes in tax laws and rates was immaterial.

      The difference between federal income tax computed at the statutory rate and the actual tax provision is shown below:

    Year Ended December 31,
                                                                     1993     1992     1991
    ------------------------------------------------------------------------------------------
    Income tax at federal statutory rate                               35.0%    34.0%    34.0%
    Increase (decrease) in taxes resulting from:
        Tax-exempt interest                                            (3.8)    (6.0)    (9.8)
        Other, net                                                     (1.1)     0.2     (0.4)
    ---------------------------------------------------------------   -----    -----    -----
          Net decrease in taxes                                        (4.9)    (5.8)   (10.2)
    ---------------------------------------------------------------   -----    -----    -----
          Income tax expense                                           30.1%    28.2%    23.8%
    ---------------------------------------------------------------   =====    =====    =====
    ------------------------------------------------------------------------------------------

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below:

    (In Thousands)
    December 31,
                                                                              1993     1992
    ------------------------------------------------------------------------------------------
    Deferred tax assets:
      Allowance for loan losses                                              $35,968  $33,186
      Employee benefit programs                                                7,283    4,258
      Other                                                                    3,596    4,458
    ------------------------------------------------------------------------ -------  -------
        Total deferred tax assets                                             46,847   41,902
    ------------------------------------------------------------------------ -------  -------
    Deferred tax liabilities:
      Accretion of discount on securities                                        898      560
      Depreciation and amortization                                            1,575    1,458
      Leasing activities                                                         498      630
      Other investments                                                          739      717
      Prepaid expenses                                                           947      920
      Deferred loan fees and costs                                                --    1,369
      Unrealized gains on securities available for sale                       24,690       --
      Other                                                                      242      444
    ------------------------------------------------------------------------ -------  -------
        Total deferred tax liabilities                                        29,589    6,098
    ------------------------------------------------------------------------ -------  -------
        Net deferred tax asset (included in other assets)                    $17,258  $35,804
    ------------------------------------------------------------------------ =======  =======
    ------------------------------------------------------------------------------------------
      Management has determined, based on the Company's history of earnings, its expectation of earnings in future years and taxable income in the available carryback period and future taxable income from reversing taxable temporary differences, that it is more likely than not that all of the deferred tax asset will be realized.

    </Table



    NOTE 12. PREFERRED AND COMMON STOCK

      The Company is authorized to issue two classes of preferred stock:
200,000 shares of Preferred Stock, par value $100.00 per share; and 4,000,000 shares of 1983 Preferred Stock, par value $25.00 per share.
Both classes are issuable in series, and have such rights, including voting and conversion rights, preferences and terms as determined by the Board of Directors at the time of issuance. As of December 31, 1993, no shares of either class were outstanding.

      In August, 1992, in a public offering, the Company issued
3,450,000 shares of its common stock and realized $112,819,000 in net proceeds therefrom. Substantially all of which was contributed to the Bank as equity capital.





    NOTE 13. Employee Benefit Plans

      Central Fidelity has a noncontributory defined benefit pension plan covering substantially all full-time employees. The plan provides pension benefits that are based on the employee's compensation during the five years before retirement.
    The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

      The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet:

    (In Thousands)
    December 31,
                                                                            1993     1992
    -----------------------------------------------------------------------------------------
    Accumulated and vested benefit obligation                             ($31,763)($22,670)
    ---------------------------------------------------------------------  =======  =======
    Projected benefit obligation                                          ($47,709)($38,540)
    Plan assets at fair value                                               41,529   35,856
    ---------------------------------------------------------------------  -------  -------
    Plan assets under projected benefit obligation                          (6,180)  (2,684)
    Unrecognized net loss from past experience                               7,418    1,513
    Prior service cost not yet recognized                                     (500)    (571)
    Unrecognized net asset being recognized
      over 15 years                                                         (1,419)  (1,622)
    ---------------------------------------------------------------------  -------  -------
        Accrued pension cost (included in accrued liabilities)               ($681) ($3,364)
    ---------------------------------------------------------------------  =======  =======
    ----------------------------------------------------------------------------------------

      Net pension cost included the following components:

    (In Thousands)
    Year Ended December 31,
                                                                  1993      1992     1991
    -----------------------------------------------------------------------------------------
    Service cost                                                  $2,198    $1,896   $1,870
    Interest cost                                                  3,114     2,551    2,287
    Actual return on plan assets                                  (2,561)   (2,785)  (6,653)
    Net amortization and deferral                                   (869)     (274)   3,942
    ------------------------------------------------------------  ------    ------   ------
        Total pension expense                                     $1,882    $1,388   $1,446
    ------------------------------------------------------------  ======    ======   ======
    ----------------------------------------------------------------------------------------

      In determining the actuarial present value of the projected benefit obligation, the weighted-average discount rate used was 7.75% and 8.50% for 1993 and 1992, respectively, and rate of increase in future compensation levels used was 4.75% for
    1993 and 5.00% for 1992. The expected long-term rate of return on assets for 1993 and
    1992 was 9.00% and 8.50%, respectively.

      The plan assets at December 31, 1993 included common stock of the Company having a market value of $5,745,000 or 13.75% of the total market value of the plan assets at that date.

      Under the provisions of its Stock and Thrift Plan, the Company matches at least
    50% of employee contributions to the plan. Additional matching contributions are made by the Company based upon attainment of defined earnings levels. The Company contributed $2,148,000, $1,842,000 and $1,690,000 in 1993, 1992 and 1991,
    respectively, as its matching share.

      In 1992, the Company adopted a Stock Incentive Plan under which employees are awarded shares of the Company's common stock upon the attainment of growth in earnings per share objectives. Employees receive between 1.5% and 3.0% of their base salary, in the form of stock, should the Company's growth in earnings per share be between 10% and 15% over the prior year. The shares will be held in a trust for the employees' benefit. Employees are 100% vested after 3 years'
    participation in the plan or at normal retirement age; there is no partial vesting.
    Payouts occur only in stock upon termination of employment, retirement, long-term disability or death. In 1993, the growth in earnings per share of 18.2%
    resulted in the maximum contribution to the plan. The cost to the Company was
    $3,101,000 in 1993 and $2,694,000 in 1992, respectively.

      During the first quarter of 1993, the Company adopted Statement of Financial
    Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits
    Other Than Pensions" (SFAS 106) for the Medicare carve-out health insurance coverage provided to its qualifying retirees (the "Plan"). Participants in this
    Plan are retired employees and active employees who are age 45 and have completed
    10 full years of service.

      The following table sets forth the Plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet as of December 31, 1993:

    (In Thousands)
    December 31,
                                                                                     1993
    -----------------------------------------------------------------------------------------
    Accumulated postretirement benefit obligation:
      Retirees and spouses                                                         ($11,936)
      Eligible active participants                                                   (2,610)
      Other active participants                                                      (4,505)
    ------------------------------------------------------------------------------- -------
        Total accumulated postretirement benefit obligation                         (19,051)
    Plan assets at fair value                                                            --
    Unrecognized prior service cost                                                      --
    Total unrecognized loss                                                           1,236
    Unrecognized transition obligation                                               15,725
    ------------------------------------------------------------------------------- -------
        Net postretirement benefit liability                                        ($2,090)
    ------------------------------------------------------------------------------- =======
    -----------------------------------------------------------------------------------------

    The net postretirement benefit cost included the following components:

    (In Thousands)
    Year Ended December 31,
                                                                                     1993
    -----------------------------------------------------------------------------------------
    Service cost                                                                       $753
    Interest cost                                                                     1,471
    Amortization of transition obligation over 20 years                                 828
    Amortization of net loss                                                             --
    -------------------------------------------------------------------------------  ------
        Total postretirement benefit expense                                         $3,052
    -------------------------------------------------------------------------------  ======
    -----------------------------------------------------------------------------------------
      The Plan does not have any assets and the Company does not have any present intention to fund the Plan. The assumed health care cost trend used to measure the expected cost of benefits under the Plan for 1993 and 1994 is 14%. This rate gradually declines to 6.5% for the year 2004 and remains at that level thereafter.
    The discount rate used in determining the accumulated postretirement benefit obligation was 8.5%. The Plan is not compensation based, accordingly, changes in participants'
    compensation have no effect upon the Plan. Should the health care cost trend increase by 1%, the service and interest cost and the accumulated benefit obligation would increase by $356,000 and $2,489,000, respectively.



    NOTE 14. Stock Option Plans

      The Company has four stock option plans which provide for the granting of options to key executives and employees of the Company and its subsidiaries to purchase shares of the Company's common stock at the fair market value at date of grant. The 1986
    Incentive Stock Option Plan ("1986 Plan"), 1988 Incentive Stock Option Plan
    ("1988 Plan"), 1991 Incentive Stock Option Plan ("1991 Plan") and the 1993
    Incentive Stock Option Plan ("1993 Plan") provide for the granting of stock options for 675,000 shares each for the 1986 Plan, 1988 Plan and 1991 Plan and 750,000 shares for the 1993 Plan, of the Company's common stock.

      Each option granted is exercisable within ten years from date of grant. The 1986
    Plan, 1988 Plan, 1991 Plan and 1993 Plan will terminate February 4, 1996, February 2,
    1998, March 12, 2001 and March 12, 2003, respectively.

      A summary of activity in the stock option plans follows:
                                               Options
                                              Available        Options       Option Price
                                              for Grant      Outstanding       Per Share
    ---------------------------------------------------------------------------------------
    Balance, December 31, 1990                    65,318       1,647,499     $4.49 - $14.56

      Adoption of 1991 Plan                      675,000              --
      Granted                                   (599,098)        599,098     10.50 -  23.92
      Exercised                                       --        (190,840)     4.49 -  21.25
      Cancelled                                   13,499         (13,499)    13.53 -  14.56
    ---------------------------------------  -----------     -----------
    Balance, December 31, 1991                   154,719       2,042,258     $4.49 - $23.92

      Granted                                    (82,650)         82,650     23.92 -  28.00
      Exercised                                       --        (126,276)     4.49 -  23.92
      Cancelled                                    5,737          (5,737)    13.53 -  23.92
    ---------------------------------------  -----------     -----------
    Balance, December 31, 1992                    77,806       1,992,895     $8.52 - $28.00

      Adoption of 1993 Plan                      750,000              --
      Granted                                   (331,900)        331,900     23.92 -  29.50
      Exercised                                       --        (192,951)     8.52 -  28.00
      Cancelled                                    7,100          (7,100)    23.92 -  29.50
    ---------------------------------------  -----------     -----------
    Balance, December 31, 1993                   503,006       2,124,744     $8.52 - $29.50
    ---------------------------------------  ===========     ===========
    ----------------------------------------------------------------------------------------

    NOTE 15. LOANS TO RELATED PARTIES

      In the ordinary course of business, the Company and its subsidiaries grant loans to directors and executive officers of the Company and to their associates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $4,383,000 and $5,203,000 at December 31, 1993 and 1992, respectively. During 1993, $657,000 of new loans were made and repayments totalled $1,477,000.


    NOTE 16. Other Information

      The principal components of "Other income," "Other expense" and "Interest on deposits" in the Statement of Consolidated Income are:

    (In Thousands)
    Year Ended December 31,
                                                      1993        1992        1991
    ---------------------------------------------------------------------------------
    Other income (includes no items in excess of
      1% of total revenue)                           $23,909     $20,595     $16,855
    ---------------------------------------------   =========   =========   =========
    Other expense:
      Telecommunications and postage expense          $8,402      $8,571      $9,103
      Credit card operations                           1,037       3,626       5,934
      Other (includes no items in excess of 1%
        of total revenue)                             29,470      29,662      24,581
    ---------------------------------------------   ---------   ---------   ---------
        Total                                        $38,909     $41,859     $39,618
    ---------------------------------------------   =========   =========   =========
    Interest on deposits:
      Interest checking                              $15,666     $16,616     $17,126
      Regular savings                                 25,028      20,637      17,904
      Consumer certificates                          143,565     155,337     169,320
      Money market accounts                           32,832      42,063      49,651
      Certificates of deposit $100,000 and over       22,087      17,680      21,744
    ---------------------------------------------   ---------   ---------   ---------
        Total                                       $239,178    $252,333    $275,745
    ---------------------------------------------   =========   =========   =========
    ---------------------------------------------------------------------------------

    NOTE 17. Off-Balance-Sheet Items, Commitments and Contingent
Liabilities

      In the normal course of business, there are outstanding various financial instruments which involve elements of credit and interest rate risk, to varying degrees, that are not recognized in the Consolidated Balance Sheets. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps, options, and forward and exchange rate contracts. At December 31, 1993 and 1992, the Company had outstanding loan commitments and standby letters of credit approximating $1,162,091,000 and $201,125,000, and $1,156,213,000 and $188,661,000, respectively. The notional value of interest rate swaps, options, and forward and exchange rate contracts were approximately $1,002,746,000 and $379,143,000 at December 31, 1993
and 1992, respectively. To meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates, the Company controls and monitors the credit risk of its financial instruments through credit approvals, limits, and the same credit policy procedures as it does for on-balance-sheet instruments. No material losses are anticipated as a result of these transactions. The Company's loan portfolio is comprised of credit extensions principally to customers in the Commonwealth of Virginia.

      There are also legal proceedings pending against the Company and its subsidiaries arising during the normal course of business. In the opinion of management, after consultation with legal counsel, liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial position or results of operations.


    NOTE 18. Disclosures About Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and due from banks and temporary investments
      The carrying amount of cash and due from bank balances and temporary investments is a reasonable estimate of fair value.

    Investment securities, securities available for sale and trading account securities
      Fair values of securities are based on quoted market prices or dealer quotes.
    If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    Loans
      The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, taking into consideration the credit risk in various loan categories.

    Deposits
      The fair value of demand, interest checking, regular savings and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

    Short-term borrowings
      The carrying values of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings are reasonable estimates of fair value. Included in other short-term borrowings, however, were
    $411.5 million fixed rate medium-term notes maturing two to three years from date of issuance. Fair values for these notes are determined based on interest rates currently available for debt with similar terms and remaining maturities.

    Long-term debt
      The fair value of long-term debt is estimated based on interest rates currently available for debt with similar terms and remaining maturities.

    Off-Balance-Sheet Items
      The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

      The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

      The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

      The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 1993 and December 31, 1992.

      The estimated fair values of financial instruments as of December 31, 1993 and
    December 31, 1992 as follows:
                                                                     Estimated
                                                       Carrying         Fair
                                                        Amount         Value
    ---------------------------------------------------------------------------
    December 31, 1993:
    Financial assets:
      Cash and due from banks                           $264,531       $264,531
      Temporary investments                              194,636        194,636
      Securities available for sale                    4,100,106      4,100,106
      Loans, net                                       4,707,509      4,917,533

    Financial liabilities:
      Deposits                                         6,656,016      6,687,462
      Short-term borrowings                            1,895,754      1,896,330
      Long-term debt                                     151,389        164,351

    December 31, 1992:
    Financial assets:
      Cash and due from banks                           $280,840       $280,840
      Temporary investments                              282,844        282,844
      Investment securities                            3,859,941      3,887,964
      Securities available for sale                       42,961         42,977
      Loans, net                                       3,851,554      4,273,944

    Financial liabilities:
      Deposits                                         6,672,453      6,820,200
      Short-term borrowings                            1,201,742      1,201,742
      Long-term debt                                     158,423        158,423
    ---------------------------------------------------------------------------

    INDEPENDENT AUDITORS' REPORT

    KPMG Peat Marwick
    Certified Public Accountants

    Suite 1900
    1021 East Cary Street
    Richmond, Virginia 23219-4023


    The Board of Directors and Shareholders
    Central Fidelity Banks, Inc.

      We have audited the accompanying consolidated balance sheet of Central Fidelity Banks, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders' equity for each of the years in the three-year period ended December 31, 1993, and the combined balance sheet of the subsidiary banks of Central Fidelity Banks, Inc. as of December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Fidelity Banks, Inc. and subsidiaries at December 31, 1993 and 1992, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, and the combined balance sheet referred to above presents fairly, in all material respects, the financial position of the subsidiary banks of Central Fidelity Banks, Inc. at December 31, 1993 and 1992, all in conformity with generally accepted accounting principles.

      As discussed in note 1 to the consolidated financial statements, in 1993 Central Fidelity Banks, Inc. and subsidiaries adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

 KPMG Peat Marwick

    January 18, 1994


    1993 GRAPH MATERIAL
    CENTRAL FIDELITY BANKS, INC.


                                                                        1989        1990        1991        1992        1993
                                                                     ----------  ----------  ----------  ----------  ----------

    AVERAGE EARNING ASSETS (In Millions of Dollars)
      Average investments and other earning assets                       1,031       1,440       2,058       3,206       4,139
      Average loans                                                      3,359       3,600       3,607       3,731       4,250

        Total average earning assets                                     4,390       5,040       5,665       6,937       8,389


    NET INTEREST MARGIN
      Yield on Earning Assets                                            11.40%      10.91%      10.12%       8.52%       7.43%
      Rate on Interest-bearing Liabilities
        (Relative to Earning Assets)                                      6.52%       6.47%       5.64%       4.12%       3.45%

      Net Interest Margin                                                 4.88%       4.44%       4.48%       4.40%       3.98%


    AVERAGE LOANS (In Millions of Dollars)                               3,359       3,600       3,607       3,731       4,250


    LOAN YIELDS                                                          12.03%      11.59%      11.00%       9.55%       8.56%


    LOAN LOSS COVERAGE (In Millions of Dollars)
      Provision for Loan Losses                                           17.2        45.0        49.8        99.8        79.5

      Net Loan Charge-offs                                                14.2        19.4        49.6        59.0        76.3


    ALLOWANCE FOR LOAN LOSSES (In Millions of Dollars)                    35.2        60.8        61.0       101.8       105.0


    ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF
      NET LOANS                                                           1.00%       1.70%       1.69%       2.58%       2.18%


    AVERAGE SECURITIES (In Millions Of Dollars)
      Average Taxable Securities (Including Money
        Market Investments)                                                771       1,204       1,840       3,019       3,954
      Average Nontaxable Securities                                        258         234         215         186         184

      Total                                                              1,029       1,438       2,055       3,205       4,138


    INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE YIELDS
      Taxable                                                             8.95%       9.19%       8.69%       7.37%       6.33%
      Tax-exempt (Taxable Equivalent Basis)                              10.12%       9.93%       9.57%       8.86%       8.41%


    INTEREST-BEARING DEPOSIT RATES                                        7.39%       7.24%       6.44%       4.87%       4.09%


    MONEY MARKET INVESTMENTS YIELDS
      Average Yield On Money Market Investments                           9.49%       8.52%       6.38%       3.83%       3.13%
      Average Yield (discount basis) On 3-Month
        U.S. Treasury Bills                                               8.11%       7.51%       5.41%       3.43%       3.02%


    AVERAGE DEPOSITS (In Millions of Dollars)
      Interest-bearing Deposits                                          3,301       3,753       4,279       5,181       5,846
      Noninterest-bearing Deposits                                         577         576         592         734         840

      Total                                                              3,878       4,329       4,871       5,915       6,686


    NET INCOME (In Millions of Dollars)                                   54.4        55.8        60.4        78.5       102.9


    EARNINGS AND DIVIDENDS PER SHARE
      Earnings Per Share                                                 $1.57       $1.65       $1.87       $2.25       $2.66

      Dividends Per Share                                                $0.54       $0.63       $0.74       $0.82       $1.00


    BOOK VALUE PER SHARE
      (Excluding FAS 115 for 1993)                                       10.84       11.77       13.07       15.66       17.43


    AVERAGE SHAREHOLDERS' EQUITY (In Millions of Dollars)
      (Excluding FAS 115 for 1993)                                       359.7       383.4       404.8       503.3       643.0


    Summary

      In 1993, Central Fidelity recorded its nineteenth consecutive year of increased earnings. This performance was attributable to a combination of factors including a steadily improving economy, heightened levels of consumer confidence and greater demand in commercial and consumer lending activities. In 1993, net income grew 31.1% to $102.9 million, an increase of $24.4 million from $78.5 million in 1992. On a per share basis, net income was $2.66, resulting in an 18.2% increase compared to $2.25 earned in 1992.

      Net interest income increased 10.1% to $324.3 million in 1993. The increase was driven by higher levels of earning assets. Noninterest income rose 9.0% to $125.8 million compared with 1992. Excluding securities trading transactions, noninterest income for 1993 increased 14.1% to $71.4 million. Noninterest expense increased 11.2% to $223.3 million compared to $200.8 million in 1992, primarily due to higher personnel cost, FDIC insurance premiums and other real estate expense. Included in the 1993 personnel cost was a $4 million nonrecurring charge relating to certain postemployment benefits. Other real estate expense increased $10.4 million when compared to the prior year. The provision for loan losses was $79.5 million, a decline of 20.3% from $99.8 million in 1992.

      Average earning assets were $8.4 billion, up 20.9% compared to $6.9 billion in 1992. Securities available for sale and investment securities totalled $4.0 billion, for an increase of 28.2% when compared with $3.1 billion in 1992. Money market investments grew 52.1% to $184.0 million. Average loans grew 13.9% to $4.3 billion with first mortgage residential real estate loans accounting for most of this growth.

      Average interest-bearing liabilities totalled $7.4 billion, representing a 20.3% increase. Interest-bearing deposits were $5.8 billion, up 12.8% when compared to $5.2 billion in 1992. The 1993 level benefitted from the full year impact of the acquisition of Investors Federal Savings Bank from the Resolution Trust Corporation. With the exception of money market accounts, all other interest-bearing deposit categories registered growth in 1993. Short-term borrowings and long-term debt contributed substantial growth in funding sources. The sales of medium-term notes totalling $411.5 million throughout 1993 and $150.0 million subordinated notes in November, 1992 accounted for the growth in these two funds categories.

      Excluding the $45.9 million in unrealized gains on securities available for sale subject to FAS 115, average shareholders' equity grew 27.8% to $643.0 million. The growth was impacted by new equity capital from the sale of 3,450,000 shares of common stock in August, 1992. The return on average shareholders' equity of 16.01% was up from 15.60% in 1992. The book value of common stock per share was $17.43 at December 31, 1993, compared to $15.66 at year-end 1992, representing an increase of 11.3%. The closing price of the Company's common stock as of December 31, 1993 of $27.75 resulted in a market to book value ratio of 159%.


    ---------------------------------------------------------------------------------------
    TABLE 1  Changes in Earnings Per Share
                                                          1993/1992   1992/1991   1991/1990
    ---------------------------------------------------------------------------------------
    Net income for 1992, 1991 and 1990, respectively         $2.25       $1.87       $1.65

    Increase (decrease) attributable to:
      Net interest income                                     0.77        1.54        1.00
      Provision for loan losses                               0.52       (1.43)      (0.15)
      Noninterest income                                      0.27        1.04        0.25
      Noninterest expense                                    (0.58)      (0.30)      (0.79)
      Income taxes                                           (0.35)      (0.34)      (0.16)
      Average shares outstanding                             (0.22)      (0.13)       0.07
    ---------------------------------------------------      -----       -----       -----
        Net increase                                          0.41        0.38        0.22
    ---------------------------------------------------      -----       -----       -----

    Net income for 1993, 1992 and 1991, respectively         $2.66       $2.25       $1.87
    ---------------------------------------------------      =====       =====       =====
    ---------------------------------------------------------------------------------------


  ---------------------------------------------------------------------------------------------
  TABLE 2  Selected Ratios

  Year Ended December 31,
                                                                     1993      1992      1991
  ---------------------------------------------------------------------------------------------
  Percentage of net income to:
    Average shareholders' equity*                                    16.01%    15.60%    14.93%
    Average total assets                                              1.16      1.06      0.99
  Percentage of dividends per share
    to net income per share                                          37.59     36.44     39.57
  Percentage of average total shareholders' equity
    to average total assets*                                          7.22      6.79      6.65
  ---------------------------------------------------------------------------------------------
  *  Excludes FAS 115 adjustment for net unrealized gains for securities available for sale.


    --------------------------------------------------------------------------------------------------------------------------------
    TABLE 3  Selected Financial Data

    (In Thousands, except share and per share data)                                                                    Percent
                                                                                                                        Change
                                                                                                                 -------------------
                                               1993          1992          1991          1990          1989      1993/1992  1992/199
    --------------------------------------------------------------------------------------------------------------------------------
    Results of Operations (Taxable
      Equivalent Basis)
      Interest income                         $623,645      $591,076      $573,187      $550,089      $500,609        5.5 %      3.1
      Interest expense                         289,731       285,697       319,365       326,102       286,331        1.4      (10.5
    ---------------------------------------  ---------     ---------     ---------     ---------     ---------
        Net interest margin                    333,914       305,379       253,822       223,987       214,278        9.3       20.3
      Provision for loan losses                 79,509        99,757        49,810        45,016        17,246      (20.3)     100.3
    ---------------------------------------  ---------     ---------     ---------     ---------     ---------
        Net income from earning assets         254,405       205,622       204,012       178,971       197,032       23.7        0.8
      Noninterest income                       125,803       115,422        78,942        70,918        54,125        9.0       46.2
      Noninterest expense                      223,298       200,833       190,406       164,706       163,110       11.2        5.5
    ---------------------------------------  ---------     ---------     ---------     ---------     ---------
        Income before income taxes             156,910       120,211        92,548        85,183        88,047       30.5       29.9
      Income tax expense                        53,993        41,695        32,113        29,430        33,663       29.5       29.8
    ---------------------------------------  ---------     ---------     ---------     ---------     ---------
        Net income                            $102,917       $78,516       $60,435       $55,753       $54,384       31.1       29.9
    ---------------------------------------  =========     =========     =========     =========     =========

    Per Share
      Net income                                 $2.66         $2.25         $1.87         $1.65         $1.57       18.2 %     20.3
      Cash dividends declared                    $1.00         $0.82         $0.74         $0.63         $0.54       22.0       10.8
      Average common shares outstanding     38,737,447    34,962,561    32,396,301    33,842,775    34,695,185       10.8        7.9
    Daily Averages for the Year
      Total assets                          $8,900,247    $7,416,919    $6,083,792    $5,454,753    $4,763,055       20.0 %     21.9
      Loans                                  4,250,089     3,730,625     3,606,906     3,599,978     3,359,230       13.9        3.4
      Earning assets                         8,389,175     6,937,150     5,665,342     5,040,287     4,390,176       20.9       22.4
      Deposits                               6,685,916     5,914,733     4,871,463     4,328,780     3,878,478       13.0       21.4
      Shareholders' equity                     643,005       503,313       404,817       383,361       359,664       27.8       24.3
    --------------------------------------------------------------------------------------------------------------------------------


    --------------------------------------------------------------------------------------------------------------
    TABLE 4  Analysis of Changes in the Components of Net Interest Earnings

      Interest income and expense are affected by fluctuations in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, by the interaction of rate and volume factors, and by the mix of the categories of earning assets and interest-bearing liabilities. The following analysis shows the direct causes of the year-to-year changes in the components of net interest earnings on a taxable equivalent basis. The rate and volume variances are calculated by a formula prescribed by the
    Securities and Exchange Commission. Rate/volume variances, a third element in the calculation, are not shown separately, but are allocated to the rate and volume variances according to their relative size. The details of rate and volume variances do not sum to the rate and volume variances on total interest earnings or total interest expense because of changes in the mix of interest-earning assets and interest-bearing liabilities from year to year.

    (In Thousands)                                   1993 Compared to 1992             1992 Compared to 1991
                                                   Increase (Decrease) Due to        Increase (Decrease) Due to
                                                  Volume       Rate      Total      Volume       Rate      Total
    --------------------------------------------------------------------------------------------------------------
    Interest-earning assets
      Loans:
        Commercial and commercial real estate      $3,450    ($9,740)   ($6,290)    ($1,714)  ($23,590)  ($25,304)
        Construction                               (6,498)      (112)    (6,610)     (8,006)    (9,767)   (17,773)
        Residential real estate                    34,518    (10,309)    24,209      18,365     (4,379)    13,986
        Consumer second mortgage                    3,863     (2,962)       901       5,158     (4,624)       534
        Installment                                 5,564     (8,223)    (2,659)        841     (5,768)    (4,927)
        Bank card                                   3,926     (6,537)    (2,611)         54     (6,901)    (6,847)
    --------------------------------------------                        -------                           -------
            Total loans                            45,497    (38,557)     6,940      13,246    (53,577)   (40,331)
      Assets available for sale:
        Securities:
          U.S. Government and agencies               (695)   (10,358)   (11,053)     55,411         65     55,476
          States and political subdivisions         3,449         34      3,483          --         --         --
          Other                                    11,861       (193)    11,668         355          7        362
    --------------------------------------------                        -------                           -------
                                                   17,122    (13,024)     4,098      55,772         66     55,838
        Loans                                         683          7        690          --         --         --
    --------------------------------------------                        -------                           -------
            Total assets available for sale        17,955    (13,167)     4,788      55,772         66     55,838
      Investment securities:
        U.S. Government and agencies               11,881    (11,247)       634      (2,501)   (16,144)   (18,645)
        States and political subdivisions          (4,069)    (1,239)    (5,308)     (2,619)    (1,448)    (4,067)
        Other                                      31,053     (6,643)    24,410      37,484     (5,419)    32,065
    --------------------------------------------                        -------                           -------
            Total investment securities            41,676    (21,940)    19,736      37,228    (27,875)     9,353
      Money market investments                      2,090       (967)     1,123      (3,062)    (3,751)    (6,813)
      Trading account securities                      (11)        (7)       (18)       (144)       (14)      (158)
    --------------------------------------------                        -------                           -------
            Total interest-earning assets         113,938    (81,369)    32,569     116,894    (99,005)    17,889
    --------------------------------------------                        -------                           -------
    Interest-bearing liabilities
      Interest checking                             3,195     (4,145)      (950)      4,743     (5,253)      (510)
      Regular savings                               8,418     (4,028)     4,390       7,719     (4,986)     2,733
      Consumer certificates                        10,134    (21,906)   (11,772)     22,426    (36,409)   (13,983)
      Money market accounts                        (3,043)    (6,188)    (9,231)     11,829    (19,418)    (7,589)
      Certificates of deposit $100,000 and over     9,420     (5,013)     4,407        (217)    (3,847)    (4,064)
      Federal funds purchased and repos             5,024     (2,849)     2,175       9,062    (18,479)    (9,417)
      Other short-term borrowings                   9,628         90      9,718        (260)      (787)    (1,047)
      Long-term debt                                6,575     (1,215)     5,360         977       (716)       261
      Capitalized lease obligations                   (71)         8        (63)        (62)        10        (52)
    --------------------------------------------                        -------                           -------
            Total interest-bearing liabilities     52,844    (48,810)     4,034      61,401    (95,069)   (33,668)
    --------------------------------------------                        -------                           -------
    Net interest earnings                         $61,094   ($32,559)   $28,535     $55,493    ($3,936)   $51,557
    --------------------------------------------                        =======                           =======
    --------------------------------------------------------------------------------------------------------------


  ----------------------------------------------------------------------------------------------------------------------------------
  TABLE 5  Average Balances and Interest Rates (Taxable Equivalent Basis)

    The following table shows the average balance sheets for each of the years ended December 31, 1993, 1992 and 1991. In addition, amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities, together the rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the computation of yie upon which they had an immaterial effect. Interest on earning assets is on a taxable equivalent basis, which was computed using th federal corporate income tax rate of 35% for 1993, 34% for 1992 and 1991.

  (In Millions)
                                                                   1993                           1992                           199
  ----------------------------------------------------------------------------------------------------------------------------------
                                                        Average            Yield/      Average            Yield/      Average
                                                        Balance  Interest   Rate       Balance  Interest   Rate       Balance  Inter
  ----------------------------------------------------------------------------------------------------------------------------------
  Assets
  ----------------------------------------------------------------------------------------------------------------------------------
  Interest-earning assets:
    Loans:
      Commercial and commercial real estate            $1,585.1    $121.7   7.67 %    $1,542.7    $127.9   8.29 %    $1,560.3    $15
      Construction                                        331.2      23.7   7.15         422.0      30.3   7.18         518.1      4
      Residential real estate                             825.9      63.3   7.67         397.5      39.1   9.84         216.1      2
      Consumer second mortgage                            433.5      41.1   9.47         394.0      40.2  10.19         346.1      3
      Installment                                         619.2      52.9   8.55         559.6      55.6   9.93         551.8      6
      Bank card                                           441.6      60.5  13.72         414.8      63.2  15.24         414.5      7
  ---------------------------------------------------  --------    ------             --------    ------             --------    ---
                                                        4,236.5     363.2   8.57       3,730.6     356.3   9.55       3,606.9     39
    Assets available for sale:
      Securities:
        U.S. Government and agencies                      747.4      45.9   6.14         756.7      56.9   7.52          19.8
        States and political subdivisions                  43.4       3.5   8.03            --        --     --            --
        Other                                             230.4      12.0   5.22           4.5       0.3   8.08            --
  ---------------------------------------------------  --------    ------             --------    ------             --------    ---
                                                        1,021.2      61.4   6.01         761.2      57.2   7.53          19.8
      Loans                                                13.6       0.7   5.08            --        --     --            --
  ---------------------------------------------------  --------    ------             --------    ------             --------    ---
                                                        1,034.8      62.1   6.00         761.2      57.2   7.53          19.8
    Investment securities:
      U.S. Government and agencies                      1,516.7     102.0   6.73       1,349.1     101.4   7.52       1,378.3     12
      States and political subdivisions                   137.4      11.2   8.15         186.3      16.5   8.86         215.1      2
      Other                                             1,279.0      79.3   6.20         788.0      55.0   6.97         263.0      2
  ---------------------------------------------------  --------    ------             --------    ------             --------    ---
                                                        2,933.1     192.5   6.56       2,323.4     172.9   7.44       1,856.4     16
    Money market investments                              184.0       5.8   3.13         121.0       4.6   3.83         179.2      1
    Trading account securities                              0.8        --   6.18           1.0       0.1   6.98           3.0
  ---------------------------------------------------  --------    ------             --------    ------             --------    ---
          Total interest-earning assets                 8,389.2    $623.6   7.43 %     6,937.2    $591.1   8.52 %     5,665.3    $57
  ---------------------------------------------------  --------    ======             --------    ======             --------    ===
  Noninterest-earning assets:
    Cash and due from banks                               248.3                          234.2                          204.5
    Premises and equipment, net                           145.6                          140.4                          137.9
    Other assets                                          222.1                          206.9                          137.1
    Allowance for loan losses                            (105.0)                        (101.8)                         (61.0)
  ---------------------------------------------------  --------                       --------                       --------
          Total assets                                 $8,900.2                       $7,416.9                       $6,083.8
  ---------------------------------------------------  ========                       ========                       ========

  Liabilities and Shareholders' Equity

  ----------------------------------------------------------------------------------------------------------------------------------
  Interest-bearing liabilities:
    Interest checking                                    $632.4     $15.7   2.48 %      $520.1     $16.6   3.19 %      $392.9     $1
    Regular savings                                       816.8      25.0   3.06         557.2      20.6   3.70         367.9      1
    Consumer certificates                               2,781.4     143.6   5.16       2,603.7     155.3   5.97       2,275.0     16
    Money market accounts                               1,091.8      32.8   3.01       1,181.7      42.1   3.56         922.4      4
    Certificates of deposit $100,000 and over             523.5      22.1   4.22         318.4      17.7   5.55         321.6      2
    Federal funds purchased and repos                   1,070.9      31.7   2.97         907.0      29.6   3.26         710.0      3
    Other short-term borrowings                           318.8      10.6   3.33          29.3       0.9   3.05          34.5
    Long-term debt                                        154.9       7.4   4.78          24.9       2.0   8.22          14.6
    Capitalized lease obligations                           8.9       0.8   8.81           9.7       0.9   8.73          10.4
  ---------------------------------------------------  --------    ------             --------    ------             --------    ---
          Total interest-bearing liabilities            7,399.4    $289.7   3.92 %     6,152.0    $285.7   4.64 %     5,049.3    $31
  ---------------------------------------------------  --------    ======             --------    ======             --------    ===
  Noninterest-bearing liabilities:
    Demand deposits                                       840.1                          733.7                          591.7
    Other                                                  13.9                           27.9                           38.0
  ---------------------------------------------------  --------                       --------                       --------
                                                          854.0                          761.6                          629.7
  Shareholders' equity before unrealized gains            643.0                          503.3                          404.8
  Unrealized gains on securities available for sale        45.9                             --                             --
  ---------------------------------------------------  --------                       --------                       --------
          Total liabilities and shareholders' equity   $8,900.2                       $7,416.9                       $6,083.8
  ---------------------------------------------------  ========                       ========                       ========
  Net interest earnings                                            $333.9                         $305.4                         $25
  ---------------------------------------------------              ======                         ======                         ===
  Net interest spread                                                       3.51 %                         3.88 %
  ---------------------------------------------------                       =====                          =====
  Net interest margin                                                       3.98 %                         4.40 %
  ---------------------------------------------------                       =====                          =====
  Fees included in loan income                                       $8.4                          $12.0                          $1
  ---------------------------------------------------              ======                         ======                         ===
  Taxable equivalent adjustment                                      $9.7                          $10.9                          $1
  ---------------------------------------------------              ======                         ======                         ===
  ----------------------------------------------------------------------------------------------------------------------------------

    Net Interest Income

      Net interest income, the primary source of the Company's earnings, is the amount by which interest and fee income earned on earning assets exceeds interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities available for sale, investment securities, money market investments and trading account securities while interest-bearing liabilities consist of deposits and borrowings. Net interest income is impacted by the volume, mix, and the general level of interest rates among earning assets and interest-bearing liabilities.

      On a tax-equivalent basis, net interest income for 1993 was $333.9 million, representing an increase of 9.3% over 1992. The growth in net interest income resulted primarily from higher levels of average earning assets. The net interest margin for 1993 was 3.98% compared with 4.40% for 1992, reflecting a decline of 42 basis points. The decline in net interest margin during 1993 was caused by the lower rate environment and heavy prepayments on premium rate mortgage-backed securities which reduced spread income.

      In 1993, total average earning assets grew 20.9%, or $1.5 billion, to $8.4 billion. Average loans rose 13.9%, totalling $4.3 billion in 1993. The growth in loans resulted from continued strong demand for first mortgage residential real estate loans as well as accelerated growth of other consumer loan activity. Average residential real estate loans gained a substantial 111.2%, or $442.0 million, to $839.5 million in 1993 compared to $397.5 million in 1992. Installment loans averaged $619.2 million, a 10.7% increase over the prior year. When compared with the 1992 levels on average, other loan categories, including consumer second mortgage, bank card and commercial and commercial real estate loans registered increases of 10.0%, 6.5% and 2.7%, respectively. Average construction loans declined 21.5% during the year. Securities available for sale combined with investment securities averaged $4.0 billion, reflecting an increase of 28.2% over 1992.
Money market investments, consisting of federal funds sold and securities purchased under agreements to resell, averaged $184.0 million, an increase of 52.1% over 1992. Average trading account securities declined 20.0% in 1993. The yield on average earning assets declined 109 basis points to 7.43%, indicating the lower rate environment which prevailed during 1993.

      In 1993, average interest-bearing liabilities totalled $7.4 billion, having grown 20.3% from $6.2 billion in 1992. Core deposits averaged $6.2 billion, representing an increase of 10.1% from a year ago. Regular savings averaged $816.8 million, registering a 46.6% increase from the previous year. Interest checking and consumer certificates, averaging $632.4 million and $2.8 billion, showed increases of 21.6% and 6.8%, respectively. Average money market accounts declined 7.6% compared to 1992. In 1993, average certificates of deposit $100,000 and over rose 64.4%, to $523.5 million. Federal funds purchased and securities sold under agreements to repurchase averaged $1.1 billion, an 18.1% increase over 1992. Both other short-term borrowings and long-term debt grew significantly to $318.8 million and $154.9 million from $29.3 million and $24.9 million, respectively. The increases were due primarily to the issuance of medium-term and subordinated notes in the amounts of $411.5 million and $150.0 million, respectively. In 1993, the cost of interest-bearing liabilities declined 72 basis points to 3.92%, reflecting generally lower interest rates and a bias toward shorter maturity instruments.

      Table 5 presents the components of net interest income on a taxable equivalent basis. Interest earned on certain tax-exempt loans and investment securities has been increased by an amount equivalent to the taxes that would have been paid on taxable assets at the federal statutory rate.

    Loans

      Loans represent the highest yielding and largest component of earning assets. In 1993, average loans totalled $4.3 billion compared to $3.7 billion in the prior year, representing an increase of 13.9%, following a modest increase of 3.4% in 1992. The loan growth reflected an improved demand in consumer lending throughout the year and a rise in commercial lending activity during the fourth quarter of 1993. The average yield on the loan portfolio declined 99 basis points to 8.56%, indicating the generally lower rate environment and heightened competition in 1993. The average prime rate was 5.926% in 1993 compared to 6.25% in 1992.

      Commercial and commercial real estate loans grew a modest 2.7% to an average of $1.6 billion. The average yield was 7.67%, a decline of 62 basis points compared to 1992, reflecting the general decline in interest rates and intensified competition during 1993. Construction loans were impacted by the continued weakness in real estate values. Construction loans averaged $331.2 million, representing a decline in volume of 21.5%.

      Residential first mortgage loans grew a substantial 111.2% to an average $839.5 million in 1993. The magnitude of this growth during 1993 was attributable to the refinancing of first mortgage residential loans and increased home sales fostered by the lowest residential mortgage rate environment in the past twenty-five years. This loan growth was primarily in the adjustable rate mortgages and shorter term fixed rate products. Yields declined 222 basis points to 7.62% from 9.84% in 1992.

      Consumer second mortgage loans which consist of second mortgage loans and home equity lines of credit, averaged $433.5 million, a 10.0% increase over the prior year's level. The average yield was 9.47%, down 72 basis points from a year ago. Installment and bank card loans grew 10.7% and 6.5%, averaging $619.2 million and $441.6 million, respectively. Installment loan yields declined 138 basis points to 8.55% and the yield on bank card loans fell 152 basis points to 13.72%. The declines in yields resulted from both the lower interest rate environment and intensive market competition in both installment and bank card loans.

      There are no foreign loans within the portfolio or credits to finance leveraged buyouts or other highly leveraged transactions.


  ------------------------------------------------------------------------------------------------------------------------
  TABLE 6  Average Loans

  (In Thousands) Year Ended December 31,
                                                                                                                 Percent
                                                                                                                  Change
                                                1993          1992          1991          1990          1989    1993/1992
  ------------------------------------------------------------------------------------------------------------------------

  Commercial and commercial real estate      $1,585,135    $1,542,712    $1,560,323    $1,643,943    $1,612,833       2.8 %
  Construction                                  331,162       422,029       518,131       485,048       417,561     (21.5)
  Residential real estate                       839,496       397,512       216,117       237,308       220,222     111.2
  Consumer second mortgage                      433,552       394,024       346,074       218,388             *      10.0
  Installment                                   619,172       559,588       551,820       572,742       658,174      10.7
  Bank card                                     441,572       414,760       414,441       442,549       450,440       6.5
  ------------------------------------------ ----------    ----------    ----------    ----------    ----------
    Total loans                              $4,250,089    $3,730,625    $3,606,906    $3,599,978    $3,359,230      13.9 %
  ------------------------------------------ ==========    ==========    ==========    ==========    ==========
  --------------------------------------------------------------------------------------------------------------------------
  *  Consumer second mortgage loan data is not separately available for 1989 and is included in installment and bank card loan balances.


    --------------------------------------------------------------------------------------------
    TABLE 7  Sensitivity of Loan Portfolio to Changes in Interes Rates

      At December 31, 1993, the total commercial and construction loans due after one year are categorized according to interest rate sensitivity as follows:

    (In Thousands)

    --------------------------------------------------------------------------------------------
    Loans having floating or adjustable interest rates                                 $105,840
    Loans with fixed or predetermined interest rates                                    690,380
    ------------------------------------------------------------------------------   ----------
      Total                                                                            $796,220
    ------------------------------------------------------------------------------   ==========
    --------------------------------------------------------------------------------------------


    ----------------------------------------------------------------------------------------------
    TABLE 8  Loan Maturities

      Scheduled principal repayments of loans outstanding at December 31, 1993, except residential real estate, consumer second mortgage, installment and bank card loans, are as follows:
    (In Thousands)

    ---------------------------------------------------------------------------------------------
                                                                  One
                                                   One Year     Through    Over Five
                                                    or Less    Five Years    Years        Total
    ---------------------------------------------------------------------------------------------
    Commercial and commercial real estate           $960,062    $543,752    $207,278   $1,711,092
    Construction                                     244,009       4,485      40,705      289,199
    --------------------------------------------  ----------    --------    --------   ----------
      Total                                       $1,204,071    $548,237    $247,983   $2,000,291
    --------------------------------------------  ==========    ========    ========   ==========
    ----------------------------------------------------------------------------------------------
      As is common in the banking industry, the timing of actual principal repayments is expected to vary significantly from the scheduled repayments due to renewal of certain loans at their maturities.

    Allowance/Provision for Loan Losses

      The allowance for loan losses represents management's estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company's loan loss experience, the amount of past-due and nonperforming loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses.

      While it is the Company's policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy.

      At December 31, 1993, the allowance for loan losses was $105.0 million, reflecting a 3.1% increase, or $3.2 million, from $101.8 million a year ago. The increase in the level of allowance for loan losses was impacted by the provision to the reserve and the amount of net charge-offs. The provision for loan losses totalled $79.5 million for 1993, a decline of $20.3 million compared to $99.8 million in 1992. Net charge-offs amounted to $76.3 million for 1993, compared with $59.0 million for the prior year. The provision and net charge-offs were reflections of continued deterioration of the commercial real estate market and the related writedowns of values associated with those problem loans. Table 9 provides an analysis of the allowance for loan losses for the years 1989 through 1993, including gross charge-offs and recoveries for the five year period.

      Nonperforming assets as of December 31, 1993 were $132.1 million or 1.37% of total assets compared to $112.3 million or 1.29% of total assets a year ago. The increase of 17.6% in nonperforming assets in 1993 reflected the continued weakness in real estate development, primarily in the Northern Virginia markets. Table 13 shows the distribution of nonperforming assets by geographic region and loan category.


    ---------------------------------------------------------------------------------------------------------------------------
    TABLE 9  Selected Loan Loss Data

    (In Thousands) Year Ended December 31,
                                                               1993          1992          1991          1990          1989
    ---------------------------------------------------------------------------------------------------------------------------
    Balance at beginning of year                              $101,800       $61,000       $60,806       $35,156       $32,112
    Provision charged to expense                                79,509        99,757        49,810        45,016        17,246
    ------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
                                                               181,309       160,757       110,616        80,172        49,358
    Loans charged off:
      Commercial and commercial real estate                     27,995        17,091        20,092         5,921         4,266
      Construction                                              39,031        27,793        14,393         2,909             2
      Residential real estate                                       64             4            32            21            47
      Installment                                                5,841         6,273         5,949         4,241         4,232
      Bank card                                                 13,797        16,408        15,587        11,992        10,975
    ------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
        Total charge-offs                                       86,728        67,569        56,053        25,084        19,522
    ------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
    Recoveries of loans previously charged off:
      Commercial and commercial real estate                      3,162         1,967         2,083         1,737           989
      Construction                                                 392         1,557            69            11            27
      Residential real estate                                       23             3             2            33            78
      Installment                                                3,508         2,656         2,099         1,694         2,090
      Bank card                                                  3,334         2,429         2,184         2,243         2,136
    ------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
        Total recoveries                                        10,419         8,612         6,437         5,718         5,320
    ------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
        Net charge-offs                                         76,309        58,957        49,616        19,366        14,202
    ------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
    Balance at end of year                                    $105,000      $101,800       $61,000       $60,806       $35,156
    ------------------------------------------------------- ===========   ===========   ===========   ===========   ===========
    Average loans                                           $4,250,089    $3,730,625    $3,606,906    $3,599,978    $3,359,230
    Loans at year-end                                       $4,812,509    $3,953,354    $3,619,218    $3,577,298    $3,528,927
    Ratio of provision for loan losses to average loans           1.87%         2.67%         1.38%         1.25%         0.51%
    Ratio of net charge-offs to average loans                     1.80%         1.58%         1.38%         0.54%         0.42%
    Ratio of allowance for loan losses to loans at year-end       2.18%         2.58%         1.69%         1.70%         1.00%
    ---------------------------------------------------------------------------------------------------------------------------


  ----------------------------------------------------------------------------------------------------------------------------------
  TABLE 10  Allocated Allowance For Loan Losses

    The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the al to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is based on the same judgmenta criteria discussed earlier in determining the level of the allowance and should not be interpreted as an indication that charge-of
  1994 will occur in these amounts, or proportions, or that the allocation indicates future trends. The allocation of the allowance
  December 31 for the years indicated and the ratio of the related outstanding loan balances to total loans are as follows:

  (In Thousands)
  December 31,
                              1993                    1992                    1991                    1990                    1989
  ----------------------------------------------------------------------------------------------------------------------------------
                                  Ratio of                Ratio of                Ratio of                Ratio of                Ra
                                  Loans to                Loans to                Loans to                Loans to                Lo
                                Total Loans             Total Loans             Total Loans             Total Loans             Tota
                     Allowance  Outstanding  Allowance  Outstanding  Allowance  Outstanding  Allowance  Outstanding  Allowance  Outs
  ----------------------------------------------------------------------------------------------------------------------------------
  Commercial and
    commercial
    real estate        $61,956         35.5%   $40,166         39.9%   $24,377         42.5%   $20,860         44.3%   $12,776
  Construction          18,803          6.0     36,184          8.8     21,351         13.3     23,906         14.5      7,313
  Residential
    real estate          1,318         24.4      1,018         14.9        300          7.1        258          4.8        240
  Installment            5,497         19.0      6,108         20.3      3,672         20.3      3,443         20.7      3,245
  Bank card             17,426         15.1     18,324         16.1     11,300         16.8     12,339         15.7     11,582
  ------------------ ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------  ----
    Total             $105,000        100.0%  $101,800        100.0%   $61,000        100.0%   $60,806        100.0%   $35,156
  ------------------ =========  ===========  =========  ===========  =========  ===========  =========  ===========  =========  ====
  ----------------------------------------------------------------------------------------------------------------------------------


    ------------------------------------------------------------------------------------------------
    TABLE 11  Nonaccrual, Past-Due and Restructured Loans

      The following table presents information concerning: loans in a nonaccrual status; other loans which are contractually past due as to interest or principal payments; and loans whose terms have been renegotiated to provide a reduction or deferral of interest or a deferral of principal because of a deterioration in the financial position of the borrower.  Past-due loans are those loans contractually past due for 90 days or more.

    ------------------------------------------------------------------------------------------------
    (In Thousands) December 31,
                                                 1993       1992       1991       1990       1989
    ------------------------------------------------------------------------------------------------
    Nonaccrual loans                            $93,349    $84,401    $35,853    $69,653     $5,064
    Past-due loans (not including
      nonaccrual loans):
      Commercial and construction                 1,887      9,369      8,542     10,663        817
      Residential real estate                       670        134        306        260        189
      Installment                                   681      2,271      3,300      2,431      1,516
      Bank card                                   3,104      3,413      4,363      2,921      2,736
    -----------------------------------------   -------    -------    -------    -------    -------
                                                  6,342     15,187     16,511     16,275      5,258
    Restructured loans                              606        260      1,635        191      1,955
    -----------------------------------------   -------    -------    -------    -------    -------
        Total                                  $100,297    $99,848    $53,999    $86,119    $12,277
    -----------------------------------------   =======    =======    =======    =======    =======
    ------------------------------------------------------------------------------------------------


  ----------------------------------------------------------------------------------------------------------------------------
  TABLE 12  Loan Distribution

  (In Thousands) December 31,
                                                                                                                    Percent
                                                                                                                     Change
                                               1993          1992          1991          1990          1989        1993/1992
  -------------------------------------------------------------------------------------------------------------   ------------
  Commercial and commercial real estate     $1,711,092    $1,576,744    $1,537,611    $1,583,451    $1,635,510            8.5 %
  Construction                                 289,199       347,685       483,026       520,810       465,051          (16.8)
  Residential real estate                    1,174,051       589,133       256,863       172,282       239,719           99.3
  Consumer second mortgage                     458,294       411,708       377,009       314,488             *           11.3
  Installment                                  670,487       593,065       537,258       570,047       690,493           13.1
  Bank card                                    509,386       435,019       427,451       416,220       498,154           17.1
  ---------------------------------------   ----------    ----------    ----------    ----------    ----------
    Total loans                             $4,812,509    $3,953,354    $3,619,218    $3,577,298    $3,528,927           21.7 %
  ---------------------------------------   ==========    ==========    ==========    ==========    ==========
  ------------------------------------------------------------------------------------------------------------------------------
  *  Consumer second mortgage loan data is not separately available for 1989 and is included in installment and bank card loan balances.


    --------------------------------------------------------------------------------------------------------------------------------
    TABLE 13  Distribution of Loan Portfolio and Nonperforming Assets by Region

    (In Thousands) December 31, 1993
                                                Capital        Eastern       Northern        Western     Southwestern
                                                Region         Region         Region         Region         Region      Consolidated
    --------------------------------------------------------------------------------------------------------------------------------
    Commercial and commercial real estate         $327,607       $646,868       $226,770       $282,888       $226,959     $1,711,09
    Construction                                    47,914         68,324        110,009         41,152         21,800        289,19
    Residential real estate                        224,077        154,863        165,117        515,658        114,336      1,174,05
    Consumer second mortgage                        77,118         87,568         56,375        188,198         49,035        458,29
    Installment                                    223,152         88,884         37,930        227,591         92,930        670,48
    Bank card                                      229,344         82,209        103,675         76,415         17,743        509,38
    ----------------------------------------      --------     ----------       --------     ----------       --------     ---------
      Loans*                                    $1,129,212     $1,128,716       $699,876     $1,331,902       $522,803     $4,812,50
    ----------------------------------------      ========     ==========       ========     ==========       ========     =========

    Nonaccrual loans                               $12,709        $16,554        $52,174         $8,717         $3,195        $93,34
    Foreclosed properties                            1,494          6,580         27,393            221          3,058         38,74
    ----------------------------------------       -------     ----------        -------     ----------        -------     ---------
      Nonperforming assets                         $14,203        $23,134        $79,567         $8,938         $6,253       $132,09
    ----------------------------------------       =======     ==========        =======     ==========        =======     =========
    Ratio of nonperforming assets to
      loans and foreclosed properties                 1.26%          2.04%         10.94%          0.67%          1.19%          2.7
    --------------------------------------------------------------------------------------------------------------------------------
    *  Includes nonaccrual loans.

    Investments

      With U.S. economic growth slow and uneven for much of 1993, interest rates continued to decline. The Federal Reserve held short-term rates to their lowest levels in twenty years in order to accommodate the economic recovery. Meanwhile, with inflation under control, long-term interest rates dropped to levels not seen since the 1960s. Lower rates made borrowing more affordable for consumers and businesses, and many took the opportunity to refinance existing debt and to take out new loans. Led by rising consumer demand for houses, automobiles and other big ticket items, the economy finally strengthened in the second half and finished 1993 with the best quarterly growth rate since the fourth quarter of 1987.

      During 1991 and 1992, weak loan demand and rapid growth in core deposits provided the Company with ample liquidity for investment in securities. Those trends reversed in 1993, with loan growth significantly outpacing deposit growth. As a result, the securities portfolio was virtually the same size at the end of 1993 as it was at the end of 1992. However, the average yield on the securities portfolio declined 104 basis points during 1993 to 6.42%. This was attributable to three factors: prepayments on mortgage-backed securities, a change in the mix of asset classes and a move to shorter maturities.

      Sustained low interest rates generated record volume of home mortgage refinancing activity, which produced high levels of prepayments on mortgage-backed securities. Two waves of prepayments hit the mortgage market in 1993, one in the second quarter and another in the fourth quarter. Central Fidelity received nearly $960 million in principal paydowns from mortgage-backed securities and collateralized mortgage obligations in 1993, with $428 million in the fourth quarter alone. Prepayments in a falling rate environment expose the Company to reinvestment risk, with the yields on new investments generally lower than the yields on the securities that have paid down.

      The second factor leading to lower portfolio yields was a shift in sector weightings. The proportion of mortgage-backed and corporate securities in the portfolio declined while the holdings of U.S. Treasury securities more than doubled. Holdings in the mortgage sector declined from 55% of the portfolio at December 31, 1992 to 50% at December 31, 1993. Corporate securities fell from 15% of the portfolio to 0%. Holdings of U.S. Treasury securities grew from 15% of the portfolio to 32%.

      The third action affecting yields was a strategy to shorten the average maturity of the securities portfolio. As the bond market rallied throughout the summer, it presented an opportunity to restructure the portfolio and reduce interest rate risk. In early September, the Company sold nearly $600 million in corporate securities which had an average maturity of 9 years. The Company realized a gain on the transaction of approximately $50 million. The proceeds were subsequently reinvested in shorter maturity government and agency securities. The expected weighted average life and yield of the portfolio at the end of 1993 was 3.3 years and 6.42%, compared to 4.8 years and 7.46% at the end of 1992.

      As of December 31, 1993, the Company implemented changes in its accounting for certain investment securities as required by Statement of Financial Accounting Standards No. 115. Upon initial application of the new standard, existing investments must be classified based on the enterprise's current intent. Thus the Company has reclassified substantially all of its investment securities as available for sale. Such securities will be reported on a fair value basis, with unrealized gains and losses excluded from earnings but reported as a separate component of shareholders' equity, net of any deferred tax provision. Management believes the available for sale classification allows the most flexibility in meeting liquidity needs, adjusting interest rate risk and controlling balance sheet trends. The Company could experience volatility in its capital account in future periods because of market price fluctuation in its investment securities holdings.


    ------------------------------------------------------------------------------------------------
    TABLE 14  Investment Portfolio and Securities Available For Sale

      The carrying value of investment securities at the dates indicated was:

    (In Thousands) December 31,
                                                              1993           1992           1991
    ------------------------------------------------------------------------------------------------
    U.S. Government and agencies                           $       --     $1,853,835       $734,325
    States and political subdivisions                              --        179,819        207,576
    Other                                                          --      1,826,287        156,958
    ---------------------------------------------------    ----------     ----------     ----------
      Total investment securities                          $       --     $3,859,941     $1,098,859
    ---------------------------------------------------    ==========     ==========     ==========

      The carrying value of securities available for sale at the dates indicated was:

    (In Thousands) December 31,
                                                              1993           1992           1991
    ------------------------------------------------------------------------------------------------
    U.S. Government and agencies                           $3,193,391        $14,316     $1,381,167
    States and political subdivisions                         170,981             --             --
    Other                                                     735,734         28,645             --
    ---------------------------------------------------    ----------       --------     ----------
      Total securities available for sale                  $4,100,106        $42,961     $1,381,167
    ---------------------------------------------------    ==========       ========     ==========
    ------------------------------------------------------------------------------------------------


  ----------------------------------------------------------------------------------------------------------------------------------
  TABLE 15  Securities Maturities, Expected Principal Repayments, and Expected Yields

    The table below shows the weighted average expected yields, maturities and expected principal repayments, at carrying value, of available for sale at December 31, 1993:

  (In Thousands)
                                                         Maturity or Expected Principal Repayment
  ----------------------------------------------------------------------------------------------------------------------------------
                                                            After One But        After Five But
                                       Within One Year    Within Five Years     Within Ten Years      After Ten Years           Tota
                                      Amount     Yield     Amount      Yield     Amount      Yield    Amount     Yield     Amount
  ----------------------------------------------------------------------------------------------------------------------------------
  U.S. Government and agencies:
    U.S. Treasury                     $    --       -- % $1,063,645     5.56 %   $211,125     6.18 % $     --       -- % $1,274,770
    Federal agencies                    3,025       --       97,781     4.80           --       --         --       --      100,806
    Mortgage-backed obligations       323,405     6.00    1,224,878     5.90      269,532     6.19         --       --    1,817,815
                                     --------             ---------            ----------            --------            ----------
                                      326,430     5.94    2,386,304     5.70      480,657     6.19         --       --    3,193,391
                                     --------             ---------            ----------            --------            ----------
  States and political subdivisions    51,573     6.68       35,362     8.25       52,689     8.04     31,357     8.75      170,981
                                     --------             ---------            ----------            --------            ----------
  Other:
    Whole loan mortgage-backed        153,087     6.30       96,054     6.13           --       --         --       --      249,141
    Corporates and asset-backed        16,946     6.73      418,100     6.62       26,047     6.67         --       --      461,093
    Other                              15,000     3.97          250     5.50           --       --     10,250     6.00       25,500
                                     --------             ---------            ----------            --------            ----------
                                      185,033     6.15      514,404     6.53       26,047     6.67     10,250     6.00      735,734
  ---------------------------------  --------            ----------            ----------            --------            ----------
    Total                            $563,036     6.08 % $2,936,070     5.88 %   $559,393     6.38 %  $41,607     8.07 % $4,100,106
  ---------------------------------  ========            ==========            ==========            ========            ==========
  ----------------------------------------------------------------------------------------------------------------------------------


    Asset/Liability Management and Financial Derivatives

      The mission of the Asset/Liability function at Central Fidelity is the prudent management of interest rate risk (IRR) through the proper control over lending, investment and funding activities. The Asset/Liability Committee meets monthly to review the following topics: economic conditions, interest rate trends, loan strategies, investment strategies, funding strategies, interest rate risk, liquidity, derivatives and off-balance-sheet strategies and earnings forecasts.

      The primary tool for IRR measurement is an earnings simulation model which has been used and refined over the last fifteen years. The model projects changes to the balance sheet and earnings over the next twelve months using four standard interest rate scenarios: 1) a base case scenario which is management's expected path of interest rates; 2) a gradual rise of 300 basis points over the next twelve months; 3) a decline of 300 basis points over the next twelve months;
    and 4) no change in rates. Policy requires that projected earnings not vary more than 15% from the unchanged rate scenario over the twelve month horizon.

      To adjust the IRR profile of the Company, the Company may use both on-balance-sheet and off-balance-sheet positions to achieve corporate goals. In order to maximize our balance sheet liquidity, all the Company's investment securities were reclassified on December 31, 1993 as available for sale. This means that should the Company need to adjust its liquidity or IRR profile, all the Company's securities would be available. To supplement on-balance-sheet positions, the Company has used off-balance-sheet financial derivatives to change the nature of certain on-balance-sheet positions. Interest rates swaps are used to change fixed rate assets to floating or vice versa or fixed rate liabilities to floating depending on the needs of the Company.

      The notional amount of outstanding interest rate swaps as of December 31,
    1993 is shown in the table below:
                                               Interest Rate Swap Portfolio
    -----------------------------------------------------------------------------------------------------------------
                                      Notional   Maturity     Pay       Receive      Net     Annualized    Credit
    (In Thousands) December 31,        Amount    (In Years)   Rate       Rate      Spread      Income      Exposure
    -----------------------------------------------------------------------------------------------------------------
    Company Swaps:

      Pay Fixed/Receive Floating      $125,000       0.98       5.23%      3.20%               ($2,538)      ($1,268)
      Pay Floating/Receive Fixed       850,000       4.17       3.44       5.37                 16,415        18,819
    -------------------------------   --------       ----       -----      -----               -------       -------
        Total company swaps           $975,000       3.76       3.67%      5.09%      1.42%    $13,877       $17,551
    -------------------------------   ========       ====       =====      =====      =====    =======       =======

    Customer Swaps:

      Pay Fixed/Receive Floating       $11,500       2.61       7.66%      3.50%                 ($478)        ($765)
      Pay Floating/Receive Fixed        11,500       2.61       3.50       7.73                    487           788
    -------------------------------   --------       ----       -----      -----               -------       -------
        Total customer swaps           $23,000       2.61       5.58%      5.62%      0.04%         $9           $23
    -------------------------------   ========       ====       =====      =====      =====    =======       =======
    -----------------------------------------------------------------------------------------------------------------

    Deposits

      In 1993, total deposits averaged $6.7 billion, representing an increase of 13.0%, or $771.2 million, over 1992. Core deposits grew 10.1%, or $566.1 million, averaging $6.2 billion in 1993. The slower growth in core deposits, when compared to 1992, which increased $1.0 billion, or 23.0%, over 1991, was principally the result of generally lower rates paid on bank deposits and a marked tendency of consumers to purchase annuities and mutual funds in search of higher yields.

      All categories of core deposits, except for money market accounts, increased during the year. The largest growth in average core deposits was in regular savings, which rose 46.6% to $816.8 million compared to $557.2 million in 1992. Interest checking grew 21.6%, averaging $632.4 million. Consumer certificates averaged $2.8 billion, representing a 6.8% increase. Money market accounts averaged $1.1 billion, reflecting a decline of 7.6%. Table 16 shows the components of total average deposits for the past five years.

      The Company's asset funding strategy focuses primarily on core deposit growth. Central Fidelity's share of total core deposits for the State of Virginia was 11.29% as of September 30, 1993, ranking the Company fourth in market share. During 1993, certificates of deposit of $100,000 and over increased 64.4%, or $205.1 million, to an average of $523.5 million. Table 17 shows a maturity schedule for certificates of deposit $100,000 and over at year-end 1993.


    ------------------------------------------------------------------------------------------------------------------
    TABLE 16  Average Deposits

    (In Thousands) Year Ended December 31,
                                                                                                              Percent
                                                                                                              Change
                                                     1993        1992        1991        1990        1989    1993/1992
    ------------------------------------------------------------------------------------------------------------------

    Noninterest-bearing                             $840,070    $733,716    $591,724    $576,264    $577,175     14.5 %
    Interest-bearing:
      Interest checking                              632,429     520,062     392,912     344,803     332,915     21.6
      Regular savings                                816,783     557,220     367,837     349,344     360,007     46.6
      Consumer certificates                        2,781,417   2,603,656   2,274,954   1,913,856   1,628,716      6.8
      Money market accounts                        1,091,764   1,181,713     922,429     816,859     603,689     (7.6)
      Certificates of deposit $100,000 and over      523,453     318,366     321,607     327,654     375,976     64.4
    --------------------------------------------- ----------  ----------  ----------  ----------  ----------
        Total interest-bearing                     5,845,846   5,181,017   4,279,739   3,752,516   3,301,303     12.8
    --------------------------------------------- ----------  ----------  ----------  ----------  ----------
        Total                                     $6,685,916  $5,914,733  $4,871,463  $4,328,780  $3,878,478     13.0 %
    --------------------------------------------- ==========  ==========  ==========  ==========  ==========
    ------------------------------------------------------------------------------------------------------------------


  ---------------------------------------------------------------------------------
  TABLE 17  Certificates of Deposit $100,000 and Over

  (In Thousands) December 31,
                                                                            1993
  ---------------------------------------------------------------------------------
  Time remaining to maturity:
    Less than three months                                                $224,182
    Three through six months                                                97,217
    Six through twelve months                                               69,387
    More than twelve months                                                 46,900
  ---------------------------------------------------------------------   ---------
      Total                                                               $437,686
  ---------------------------------------------------------------------   =========
  ---------------------------------------------------------------------------------


    --------------------------------------------------------------------------------------------------------------------------------
    Table 18  Interest Sensitivity Analysis

    Interest sensitivity management is the process of developing objectives, goals and strategies to manage the Company's assets and liabilities. Its purpose is to maintain a managed balance in interest sensitive assets and liabilities, those which either matur within a certain time period or where the related interest rate can be adjusted or repriced within a specified time period prior to maturity. The objective of interest sensitivity management is to provide flexibility in controlling the response of both rate sensitive assets and liabilities to wide and frequent fluctuations in market rates of interest so that the effect of such swings on net interest income is minimized. The most important part of this objective is to maximize earnings while keeping risks withi defined limits.

    The interest sensitivity position is indicated by the volume of rate sensitive assets, less rate sensitive liabilities. This difference is generally referred to as the interest sensitivity gap. The nature of the gap indicates how future interest rate changes may affect net interest income. Depending on the perception as to whether interest rates will rise or fall, the objectiv is to maintain the gap within a designated range. A negative gap, for example, should generally have a favorable impact on net interest income when interest rates are declining, as more liabilities than assets would be repriced at lower interest rates.
    The table below shows the Company's interest sensitivity position at Deccember 31, 1993.

    (In Thousands)

                                                          1-30 Day     1-90 Day    1-180 Day    1-365 Day   Beyond One Year
                                                        Sensitivity  Sensitivity  Sensitivity  Sensitivity  Or Insensitive     Total
    --------------------------------------------------------------------------------------------------------------------------------
    Uses of Funds
    Earning assets:
      Securities available for sale and
        trading account securities                         $316,467     $292,615     $532,117     $971,812      $3,129,799  $4,101,6
      Federal funds sold and securities purchased
        under agreements to resell                          193,131      193,131      193,131      193,131              --     193,1
      Loans and loans available for sale                  1,330,544    1,445,217    1,641,061    2,074,167       2,738,342   4,812,5
    --------------------------------------------------  ------------ ------------ ------------ ------------ --------------- --------
        Total earning assets                              1,840,142    1,930,963    2,366,309    3,239,110       5,868,141   9,107,2
    Nonearning assets                                         5,937        5,937        5,937        5,937         549,096     555,0
    --------------------------------------------------  ------------ ------------ ------------ ------------ --------------- --------
        Total uses of funds                               1,846,079    1,936,900    2,372,246    3,245,047       6,417,237   9,662,2
    --------------------------------------------------  ------------ ------------ ------------ ------------ --------------- --------
    Sources of Funds
    Interest-bearing liabilities:
      Savings and interest-bearing demand accounts               --           --           --           --       1,525,749   1,525,7
      Certificates and other time deposits                1,261,690    1,505,697    2,038,428    2,628,914       1,136,750   3,765,6
      Certificates of deposit $100,000 and over             133,020      224,182      321,399      390,786          46,900     437,6
      Federal funds purchased and securities
        sold under agreements to repurchase               1,424,670    1,457,116    1,457,116    1,457,116             225   1,457,3
      Other short-term borrowings                            26,913      426,913      426,913      426,913          11,500     438,4
      Long-term debt and capitalized lease obligations            3      150,009      150,019      151,039           8,864     159,9
    --------------------------------------------------  ------------ ------------ ------------ ------------ --------------- --------
        Total interest-bearing liabilities                2,846,296    3,763,917    4,393,875    5,054,768       2,729,988   7,784,7
    Noninterest-bearing sources                             116,994      467,976      467,976      571,973       1,305,555   1,877,5
    --------------------------------------------------  ------------ ------------ ------------ ------------ --------------- --------
        Total sources of funds                            2,963,290    4,231,893    4,861,851    5,626,741       4,035,543   9,662,2
    --------------------------------------------------  ------------ ------------ ------------ ------------ --------------- --------
        Interest sensitivity gap                        ($1,117,211) ($2,294,993) ($2,489,605) ($2,381,694)     $2,381,694  $
    --------------------------------------------------  ============ ============ ============ ============ =============== ========
    Interest sensitivity gap as a percentage
      of earning assets                                      (12.27)%     (25.20)%     (27.34)%     (26.15)%        (26.15)%
    Interest sensitive assets as a percentage
      of interest sensitive liabilities                        0.62 %       0.46 %       0.49 %       0.58 %          1.59 %
    --------------------------------------------------------------------------------------------------------------------------------

    Noninterest Income

      Noninterest income was $125.8 million in 1993, compared to $115.4 million in 1992. To reduce future interest rate risk and enhance liquidity in anticipation of higher loan demand and sluggish growth in deposits, the Company sold $600 million of corporate bonds in 1993, producing a $50.7 million gain. The increase of noninterest income, excluding the effects of securities trading transactions, was 14.1%.

      During 1993, trust income and deposit fees and charges grew 11.6% and 13.8% to $13.6 million and $33.9 million, respectively. Other income increased 16.1% to $23.9 million, primarily due to commissions from the sale of annuities and mutual funds which totalled $2.7 million.

      Table 19 shows the major categories of noninterest income for the past five years.


    --------------------------------------------------------------------------------------------------------------------------
    TABLE 19  Noninterest Income

    (In Thousands) Year Ended December 31,                                                                          Percent
                                                                                                                    Change
                                                              1993       1992       1991       1990       1989     1993/1992
    --------------------------------------------------------------------------------------------------------------------------
    Trust income                                             $13,621    $12,208    $10,849    $10,223     $8,771       11.6 %
    Deposit fees and charges                                  33,898     29,792     27,341     24,271     20,833       13.8
    Profits on securities available for sale
      and trading account securities                           3,695     52,827      6,172      6,323      2,694      (93.0)
    Investment securities gains, net                          50,680         --     17,725      6,194        793         --
    Other income                                              23,909     20,595     16,855     23,907     21,034       16.1
    ------------------------------------------------------  --------   --------    -------    -------    -------
        Total                                               $125,803   $115,422    $78,942    $70,918    $54,125        9.0 %
    ------------------------------------------------------  ========   ========    =======    =======    =======
    --------------------------------------------------------------------------------------------------------------------------

    Noninterest Expense

      Noninterest expense for 1993 increased 11.2% to $223.3 million, primarily reflecting higher personnel cost, FDIC insurance premiums and expenses associated with foreclosed properties.

      Included in the noninterest expense increases were a $4.0 million nonrecurring charge in personnel cost relating to certain postemployment benefits and $10.4 million in higher expenses related to foreclosed properties. Excluding these two items, noninterest expense increased 4.0%.

      Table 20 shows the major categories of noninterest expense for the past five years.


    --------------------------------------------------------------------------------------------------------------------------
    TABLE 20  Noninterest Expense

    (In Thousands) Year Ended December 31,                                                                          Percent
                                                                                                                    Change
                                                              1993       1992       1991       1990       1989     1993/1992
    --------------------------------------------------------------------------------------------------------------------------
    Personnel expense                                       $115,917   $104,060    $97,342    $87,401    $87,277       11.4 %
    Occupancy and equipment expense                           38,752     38,313     35,826     34,159     32,061        1.1
    FDIC insurance expense                                    14,612     11,886      9,244      4,734      3,005       22.9
    Other real estate expense                                 15,108      4,715      8,376        (62)      (750)     220.4
    Other expense                                             38,909     41,859     39,618     38,474     41,517       (7.0)
    ------------------------------------------------------  --------   --------   --------   --------   --------
        Total                                               $223,298   $200,833   $190,406   $164,706   $163,110       11.2 %
    ------------------------------------------------------  ========   ========   ========   ========   ========
    --------------------------------------------------------------------------------------------------------------------------

    Liquidity

      In determining the Company's liquidity requirements, both sides of the balance sheet are managed to ensure that adequate funding sources are available to support loan growth, deposit withdrawals or any unanticipated need for funds.

      Money market investments and securities available for sale that mature within one year, or have an expected weighted average life of one year, are the primary source of asset liquidity. At December 31, 1993, those balances were $193 million and $563 million, respectively.
Anticipated mortgage-backed securities paydowns also generate a significant cashflow. In 1993, prepayments from mortgage-backed securities totalled $960 million.

      Wholesale funding sources are also used to supply liquidity such as federal funds purchased, repurchase agreements, securities lending and large denomination certificates of deposit. In addition, the Bank instituted a $600 million bank note program that was brought to market in February, providing additional funding. As of December 31, 1993, $309 million of bank notes maturing in 1995 and $102 million of bank notes maturing in 1996 were outstanding. All sources of funds are evaluated for their cost and maturity structure balanced against prudent liability management goals.

    Capital Resources

      At December 31, 1993, total shareholders' equity, excluding unrealized gains on securities available for sale, was $680.3 million, a 13.0% increase from the prior year's level of $602.0 million. The contributing factors to the equity increase were growth in earnings after dividends of $64.0 million and $14.3 million from the issuance of common stock through stock option exercises, the dividend reinvestment program, and the Company's stock and thrift and stock incentive plans. Cash dividends declared on common stock at an annual rate of $1.00 per share represented a payout ratio of 37.6%.

      At year-end 1992, the Federal Reserve Board adopted final risk-based capital guidelines for bank holding companies and banks to assist in the assessment of capital adequacy. The risk-based capital guidelines significantly revise the definition of capital and establish minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The final minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least 4% of the total risk-based capital is to be composed of common equity net of goodwill and other intangibles (" Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock and an allowable portion of allowance for loan losses ("Tier 2 capital"). Table 21 shows the components of risk-based capital at December 31, 1993 and 1992.

      In addition, the Federal Reserve established minimum leverage ratio guidelines for bank holding companies. These guidelines provided for a minimum ratio of Tier 1 capital to total average quarterly assets, less goodwill and other intangibles of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. Furthermore, the Federal Reserve has proposed a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital less all intangibles, to total tangible assets.

      At December 31, 1993, Central Fidelity's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines. Central Fidelity's Tier 1 and total risk-based capital at December 31, 1993 were $646.9 million and $870.4 million, respectively, as compared to $566.3 million and $791.5 million, respectively, at year-end 1992. At December 31, 1993, the ratios of Tier 1 and total risk-based capital to risk-weighted assets were 11.06% and 14.88%, compared to 9.46% and 13.22%, respectively, at December 31, 1992. Central Fidelity's leverage ratio was 7.10% at December 31, 1993, compared to 6.85% at December 31, 1992.

      Based upon the risk-based capital and leverage requirements, Central Fidelity's capital structure places it well above the Federal Reserve Board's guidelines and in the well capitalized category when measured against FDIC criteria. The Company will continue to review and monitor the asset mix and pricing, and other areas determined to be most affected by these capital requirements.


    -------------------------------------------------------------------
    TABLE 21  Risk-Based Capital

    (In Thousands) December 31,
                                                    1993       1992
    -------------------------------------------------------------------
    Tier 1 capital:
      Common shareholders' equity                  $726,137   $601,987
      Less unrealized gains on securities
        available for sale                          (45,853)        --
    ---------------------------------------------  --------   --------
                                                    680,284    601,987
      Less goodwill                                 (10,722)   (11,405)
      Less deposit intangibles                      (22,662)   (24,254)
    ---------------------------------------------  --------   --------
        Total Tier 1 capital                        646,900    566,328
    ---------------------------------------------  --------   --------
    Tier 2 capital:
      Allowable allowance for loan losses            73,539     75,192
      Allowable long-term debt                      150,000    150,000
    ---------------------------------------------  --------   --------
        Total Tier 2 capital                        223,539    225,192
    ---------------------------------------------  --------   --------
        Total capital                              $870,439   $791,520
    ---------------------------------------------  ========   ========

    Risk-weighted assets                         $5,851,654 $5,986,757
    Quarterly average assets                     $9,185,380 $8,307,864
    Risk-based capital ratios:
      Tier 1 capital                                  11.06%      9.46%
      Total capital                                   14.88%     13.22%
    Leverage ratio                                     7.10%      6.85%
    -------------------------------------------------------------------

    Earnings and Balance Sheet Analysis
    1992 Compared to 1991

      In 1992, net income increased 29.9% to $78.5 million from $60.4 million in 1991. On a per share basis, net income was $2.25, representing an increase of 20.3% when compared with $1.87 earned in 1991. The return on average total assets of 1.06% in 1992 increased 7.1% from .99% for the prior year while the return on average shareholders' equity of 15.60% was up 4.5% from 14.93% the previous year.

      Average earning assets rose 22.5% to $6.9 billion from $5.7 billion in 1991. Investment securities and securities available for sale which increased $1.2 billion or 64.4% over 1991 accounted for the growth in earning assets. The yield on average earning assets declined 160 basis points to 8.52%, reflecting generally lower interest rates which prevailed during 1992.

      In 1992, total average interest-bearing liabilities rose 21.8% to $6.2 billion from $5.0 billion in 1991. Average core deposits rose 23.0% to $5.6 billion, resulting from the acquisition of Investors and significant internal growth. In 1992, the cost of interest-bearing liabilities was impacted by the generally lower interest rate environment, showing a decline of 168 basis points to 4.64%.

      At December 31, 1992, the allowance for loan losses was $101.8 million or 2.58% of loans compared with $61.0 million or 1.69% for the prior year. The level of allowance resulted from a $99.8 million provision, $40.8 million of which went to reserves and $59.0 million was reflected in net charge-offs. The magnitude of the growth in provision and net charge-offs was due largely to the continuing sluggish economy in 1992 and the growth in nonperforming assets.

      Nonperforming assets as of December 31, 1992 were $112.3 million or 1.29% of total assets compared to $69.2 million or 1.01% at year-end 1991. This increase reflected the continued weakness in real estate sales and values, primarily in the Northern Virginia markets.

      Noninterest income grew from $78.9 million in 1991 to $115.4 million in 1992, representing an increase of 46.2%. The magnitude of the increase was attributable primarily to gains from the sales of long-term mortgage-backed securities held as securities available for sale. Excluding the effects of securities transactions, noninterest income increased by 13.7%. Noninterest expense rose a modest 5.5% in 1992 to $200.8 million. Higher FDIC insurance premiums, personnel and occupancy and equipment expenses were the contributing factors to this increase.


    Quarterly Results of Operations

      The following is a tabulation of the quarterly results of operations for each of the four quarters in 1993 and 1992:
    (In Thousands, except per share data)
                                            March 31     June 30    Sept. 30     Dec. 31
    -------------------------------------------------------------------------------------
    1993
      Total income from earning assets      $154,292    $156,306    $150,341    $153,047
      Net interest income                     82,598      83,656      76,968      81,033
      Provision for loan losses               18,821      12,513      42,807       5,368
      Income before income taxes              34,056      38,038      37,883      37,274
      Net income                              24,127      26,317      26,741      25,732
      Net income per share                      0.63        0.68        0.69        0.66
    1992
      Total income from earning assets      $137,020    $142,128    $147,637    $153,378
      Net interest income                     65,876      71,555      74,924      82,111
      Provision for loan losses               15,183      33,564      33,821      17,189
      Income before income taxes              21,107      27,664      29,348      31,179
      Net income                              15,752      19,864      20,696      22,204
      Net income per share                      0.48        0.60        0.58        0.58
    -------------------------------------------------------------------------------------


    Common Stock Performance and Dividends

      Central Fidelity Banks, Inc. common stock is traded on the national over-the-counter market under NASDAQ symbol CFBS. A comparative summary of the prices for such stock for 1993 and 1992 is as follows:


    -------------------------------------------------------------------------------------
                                        Common Stock Prices
                             ------------------------------------------    Dividends
                                     1993                  1992            Per Share
                             --------------------  --------------------  ----------------
                               High        Low       High        Low      1993     1992
    -------------------------------------------------------------------------------------
    First Quarter              $34.00     $26.00     $26.08     $23.17    $0.25    $0.19
    Second Quarter              35.25      26.50      25.83      22.67     0.25     0.21
    Third Quarter               32.25      28.25      24.67      22.33     0.25     0.21
    Fourth Quarter              30.75      25.75      28.33      23.33     0.25     0.21
    -------------------------------------------------------------------------------------

      On January 13, 1993 and May 8, 1991, the Board of Directors of the Company declared
    3-for-2 stock splits in the form of a dividend payable on February 22, 1993 and
    July 1, 1991, respectively, to shareholders of record January 29, 1993 and May 24,
    1991, respectively.

      Please read "Dividends" in note 1 and "Parent Company Financial Information"
    in note 2 of the notes to financial statements for information on the Company's sources of funds for dividends and restrictions on the payment thereof. At
    December 31, 1993, there were 17,759 holders of record of the Company's outstanding common stock.



  CONSOLIDATED FINANCIAL HISTORY
  ----------------------------------------------------------------------------------------------------------------------------------
  Central Fidelity Banks, Inc. and Subsidiaries
                                                                                                                          Five-Year
                                                                                                                           Compound
  Earnings Summary                                                                                                       Growth Rate
  ----------------------------------------------------------------------------------------------------------------------------------
  (In Thousands, except per share data)
                                                     1993        1992        1991        1990        1989        1988     1993/1988
  ----------------------------------------------------------------------------------------------------------------------------------
  Income from earning assets:
  Interest and fees on loans                        $359,504    $351,972    $391,306    $410,155    $395,833    $335,258         1.4
  Interest on assets available for sale:
    Securities                                        59,814      57,209       1,446       4,520          --          --          --
    Loans                                                690          --          --          --          --          --          --
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total interest on assets available for sale     60,504      57,209       1,446       4,520          --          --          --
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
  Interest on investment securities:
    Taxable                                          181,311     156,211     142,778      89,410      48,640      34,062        39.7
    Nontaxable                                         6,881      10,095      12,802      14,678      16,438      16,094       (15.6
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total interest on investment securities        188,192     166,306     155,580     104,088      65,078      50,156        30.3
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
  Interest on money market investments                 5,752       4,629      11,442      15,339      21,628      14,385       (16.8
  Interest on trading account securities                  34          47         209         166         147         307       (35.6
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total income from earning assets               613,986     580,163     559,983     534,268     482,686     400,106         8.9
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
  Interest expense:
  Interest on deposits                               239,178     252,333     275,745     271,749     243,935     198,282         3.8
  Interest on borrowings                              50,553      33,364      43,620      54,353      42,396      31,598         9.9
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total interest expense                         289,731     285,697     319,365     326,102     286,331     229,880         4.7
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income                                324,255     294,466     240,618     208,166     196,355     170,226        13.8
  Provision for loan losses                           79,509      99,757      49,810      45,016      17,246      17,050        36.1
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Net income from earning assets                 244,746     194,709     190,808     163,150     179,109     153,176         9.8
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
  Noninterest income:
  Trust income                                        13,621      12,208      10,849      10,223       8,771       8,224        10.6
  Profits on securities available for sale
    and trading account securities                     3,695      52,827       6,172       6,323       2,694       3,462         1.3
  Investment securities gains, net                    50,680          --      17,725       6,194         793       1,615          --
  Other income                                        57,807      50,387      44,196      48,178      41,867      33,054        11.8
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total noninterest income                       125,803     115,422      78,942      70,918      54,125      46,355        22.1
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
  Noninterest expense:
  Personnel expense                                  115,917     104,060      97,342      87,401      87,277      73,497         9.5
  Occupancy and equipment expense                     38,752      38,313      35,826      34,159      32,061      26,934         7.5
  FDIC insurance expense                              14,612      11,886       9,244       4,734       3,005       2,517        42.2
  Other real estate expense                           15,108       4,715       8,376         (62)       (750)         69          --
  Other expense                                       38,909      41,859      39,618      38,474      41,517      37,249         0.9
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total noninterest expense                      223,298     200,833     190,406     164,706     163,110     140,266         9.7
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
  Income before income taxes                         147,251     109,298      79,344      69,362      70,124      59,265        20.0
  Income tax expense                                  44,334      30,782      18,909      13,609      15,740       9,768        35.3
  ----------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Net income                                    $102,917     $78,516     $60,435     $55,753     $54,384     $49,497        15.8
  ----------------------------------------------- ==========  ==========  ==========  ==========  ==========  ==========
  Net income per share                                 $2.66       $2.25       $1.87       $1.65       $1.57       $1.42        13.4
  Dividends per share                                  $1.00       $0.82       $0.74       $0.63       $0.54       $0.51        14.6
  ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                            Five-Yea
                                                                                                                             Compoun
  Average Balance Sheet Summary                                                                                            Growth Ra
  ----------------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
                                                       1993        1992        1991        1990        1989        1988     1993/198
  ----------------------------------------------------------------------------------------------------------------------------------
  Cash and due from banks                             $248,328    $234,205    $204,473    $208,297    $208,579    $222,672         2
  Temporary investments                                184,810     121,925     182,204     182,052     229,561     182,407         0
  Assets available for sale:
    Securities                                       1,021,150     761,192      19,854      53,501          --          --
    Loans                                               13,587          --          --          --          --          --
  ------------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Assets available for sale                      1,034,737     761,192      19,854      53,501          --          --
  Investment securities:
    Taxable                                          2,791,522   2,137,088   1,641,329     970,393     543,853     398,175        47
    Nontaxable                                         141,604     186,320     215,049     234,363     257,532     270,712       (12
  ------------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Investment securities                          2,933,126   2,323,408   1,856,378   1,204,756     801,385     668,887        34
  Loans                                              4,236,502   3,730,625   3,606,906   3,599,978   3,359,230   3,097,920         6
    Allowance for loan losses                         (105,000)   (101,800)    (61,000)    (60,806)    (35,156)    (32,112)       26
  ------------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Net loans                                      4,131,502   3,628,825   3,545,906   3,539,172   3,324,074   3,065,808         6
  Premises and equipment, net                          145,604     140,444     137,859     130,514     119,928     108,840         6
  Other assets                                         222,140     206,920     137,118     136,461      79,528      66,485        27
  ------------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total assets                                  $8,900,247  $7,416,919  $6,083,792  $5,454,753  $4,763,055  $4,315,099        15
  ------------------------------------------------- ==========  ==========  ==========  ==========  ==========  ==========
  Demand deposits                                     $840,070    $733,716    $591,724    $576,264    $577,175    $563,325         8
  Savings and other time deposits                    5,322,393   4,862,651   3,958,132   3,424,862   2,925,327   2,584,312        15
  Certificates of deposit $100,000 and over            523,453     318,366     321,607     327,654     375,976     382,685         6
  ------------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total deposits                                 6,685,916   5,914,733   4,871,463   4,328,780   3,878,478   3,530,322        13
  Borrowed funds                                     1,553,541     970,918     769,547     693,684     485,357     415,991        30
  Other liabilities                                     13,964      27,955      37,965      48,928      39,556      41,077       (19
  ------------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total liabilities                              8,253,421   6,913,606   5,678,975   5,071,392   4,403,391   3,987,390        15
  ------------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
  Shareholders' equity before unrealized gains         643,005     503,313     404,817     383,361     359,664     327,709        14
  Unrealized gains on securities available for sale     45,853          --          --          --          --          --
  ------------------------------------------------- ----------  ----------  ----------  ----------  ----------  ----------
      Total liabilities and
        shareholders' equity                        $8,900,247  $7,416,919  $6,083,792  $5,454,753  $4,763,055  $4,315,099        15
  ------------------------------------------------- ==========  ==========  ==========  ==========  ==========  ==========
  ----------------------------------------------------------------------------------------------------------------------------------


    FORM 10-K
    ----------------------------------------------------------------------------------------------------------------------------
    Central Fidelity Banks, Inc. and Subsidiaries

    Cross Reference Index

      This Annual Report to Shareholders and Form 10-K incorporates into a single document the requirements of the Securities and Exchange Commission for both.

    Part One                                                                                                            Page
    Item 1      Business
    Item 2      Properties
    Item 3      Legal Proceedings
    Item 4      Submission of Matters to a Vote of Security Holders                                                     None

    Part Two
    Item 5      Market for the Registrant's Common Stock and Related Shareholder Matters
    Item 6      Selected Financial Data
    Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations
    Item 8      Financial Statements and Supplementary Data
    Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                    None

    Part Three
    Item 10     Directors and Executive Officers of the Registrant*
    Item 11     Executive Compensation*
    Item 12     Security Ownership of Certain Beneficial Owners and Management*
    Item 13     Certain Relationships and Related Transactions*

    Part Four
    Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K

    * Included on page __ of this report is a listing of the names of the directors and executive officers of the Company.
    However, the specific information called for by the instructions to Form 10-K with respect to Items 10 through 13 as listed above is hereby incorporated by reference to the Company's definitive Proxy Statement for use at the Annual
    Meeting of Shareholders on May 11, 1994.


    FORM 10-K
    --------------------------------------------------------
    Central Fidelity Banks, Inc. and Subsidiaries

    Business

      Central Fidelity, a Virginia corporation headquartered in Richmond, Virginia, is a bank holding company. The Company owns, except for bank directors' qualifying shares, all of the stock of its commercial banks. At December 31, 1993, Central Fidelity and its subsidiaries had approximately 3,500 full-time employees.

      The Company is registered with, and supervised by, the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Under this Act, it may only engage in the business of managing or controlling banks or furnishing services to its subsidiaries and certain other activities which, in the opinion of the Federal Reserve Board, are closely related to banking.

      The Company serves only Virginia markets, primarily through its wholly-owned banking subsidiary, Central Fidelity National Bank, a Virginia banking corporation (the "Bank"). At December 31, 1993,
Central Fidelity National Bank, the Company's principal banking subsidiary, converted to a national bank and is therefore supervised and examined by the Comptroller of the Currency. At year-end 1993, the Bank operated 230 branch offices, including 29 full-service supermarket locations and 195 automated teller machines throughout the Commonwealth of Virginia. The Company, through the Bank and its other subsidiaries, provides a wide variety of financial services to a broad customer base of individuals, corporations, institutions and governments, primarily located in Virginia. The Bank is an issuer of MasterCard and VISA credit cards. Through the use of reciprocally shared automated teller machines, the Company can deliver services through its membership in the Internet/MOST regional and PLUS national networks of automated teller machines. The Company also engages in limited international banking activities, primarily in connection with foreign trade financing for Virginia based companies. In addition to commercial activities, through its Financial Services Group, the Company generates noninterest income by sales of trust and fiduciary services, annuities, private label mutual funds and other investment services. The Bank's mortgage banking subsidiary, Central Fidelity Mortgage Corporation, was formed in 1992 to increase mortgage origination and servicing fee income and to expand the Bank's residential mortgage loan portfolio.

      The Company's other national bank subsidiary, Central Fidelity Bank, N.A., organized in 1986, is also supervised and examined by the Comptroller of the Currency.

      Bank-related subsidiaries, all of which are wholly owned, are engaged in insurance and other bank-related services. Such subsidiaries, of which there are nine, have made only a nominal contribution to revenues for each of the past five years. The bank-related companies are examined by the Federal Reserve.

      Central Fidelity conducts its commercial banking business under a variety of Federal and State laws and regulations, some of which relate to interest rates, required reserves, transactions between the Company and its subsidiaries, restrictions on loans to officers, the use of correspondent balances, the establishment of branches and the acquisition of subsidiaries. In addition, the Federal Reserve Board has statutory authority to issue "cease and desist" orders to bank holding companies and their bank-related subsidiaries with respect to actions deemed to constitute a serious threat to the safety, soundness or stability of a subsidiary bank. In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. FDICIA provides that insured depository institutions maintain certain minimum capital standards and requires federal bank regulatory authorities to take prompt corrective action against those institutions that fail to meet these standards. FDICIA establishes five capital tiers, Central Fidelity's banking subsidiaries rank, in management's opinion, in the highest of those tiers, which is "well capitalized." FDICIA also contains a variety of other provisions that affect the operations of the Company's banking subsidiaries, including new reporting requirements and regulatory standards for real estate lending.

      The earnings and business of Central Fidelity are affected by the policies of various regulatory authorities, principally the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated above, are to regulate the supply of credit and to deal with general economic conditions within the United
States. The instruments of monetary policy employed by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits and the interest rates paid on liabilities and received on earning assets.

      Based on December 31, 1993 published core deposit market share data, the Company ranks as the fourth largest among all Virginia commercial banking organizations. The Company experiences keen competition in all aspects of its business from each of the other major bank holding companies in the state. Additionally, the Company encounters competition from smaller banks or bank holding companies and other financial service organizations. Finance companies and credit unions compete with banks in the important area of consumer lending and deposit gathering.

      Among commercial banks, the principal method of competition is the efficient delivery of quality financial services at competitive prices. Central Fidelity believes its delivery of financial services is equivalent or superior to that of its competitors and that its loan, deposit and service prices are highly competitive.

      The Company is not dependent upon any single customer, or group of customers, nor is the Company significantly affected by seasonal changes.

      The earnings of the Company are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve System. The Company cannot accurately predict the impact of changes in monetary policy.

    FORM 10-K
    --------------------------------------------------------------------
    Central Fidelity Banks, Inc. and Subsidiaries

    Properties

      The executive offices of Central Fidelity are located in the main office of Central Fidelity National Bank, 1021 East Cary Street, Richmond, Virginia 23219. The Central Fidelity National Bank Building is in the James Center complex located in the heart of Richmond's business and financial district. The headquarters building consists of a 22 story office building and garage, 10 floors of which are leased from a third party with an initial lease term that expires 2002.

      The Company's subsidiaries generally own their offices and facilities. However, either because of escalating property costs or statutes limiting the amount of a bank's investment in banking premises in relation to its capital, the Company has entered into operating leases for certain of its locations.

      As of December 31, 1993, the Company and its subsidiaries had consolidated bank premises and equipment, including land, buildings, furnishings and equipment, leasehold improvements and capitalized leases of $146.9 million. For additional information, refer to notes 7 and 9 of the notes to financial statements on pages __ and __, respectively.

    FORM 10-K
    --------------------------------------------------------
    Central Fidelity Banks, Inc. and Subsidiaries

    Directors and Executive Officers of the Registrant

      Information with respect to the Directors of the Registrant is hereby incorporated by reference to the Registrant's definitive Proxy Statement for use at the Annual Meeting of Shareholders on May 11, 1994.

      The names and ages of the executive officers of the Registrant together with their areas of responsibility are set forth herein. Except as otherwise indicated, each executive officer holds the same office in the Company and in Central Fidelity National Bank (the "Bank"). All of said officers were elected to their positions by the Board of Directors and will hold office until their successors are elected. All of said officers, except for Ms. Master and Sorah and Messrs. Baird, Foster, Pruitt, Mapp and Tysinger, have served in executive positions for more than five years with the Registrant and or its subsidiaries. Ms. Sorah and Messrs. Pruitt and Tysinger were elected executive officers in 1990, after having served in various senior officer positions with the Bank for more than five years. Ms. Master joined the Bank in 1988 as Human Resources manager. For several years prior thereto she was Human Resources manager for BDM Corporation, a Northern Virginia company that provided professional technical services for the defense industry. Ms. Master manages the Human Resources Division and was elected executive officer in 1991. Mr. Baird joined the Bank in 1992 to establish the mortgage banking subsidiary. Just prior to joining the Bank, Mr. Baird was President and Chief Executive Officer of C&S/Sovran Mortgage Corporation and its predecessors for more than ten years. Mr. Baird was elected executive officer in 1992. In 1993, Messrs. Foster and Mapp were elected executive officers, after having served in various senior officer positions with the Bank for more than five years.

      There are no family relationships between any of the officers nor are there any arrangements or understandings between them or any other person pursuant to which they were elected as an officer.

    Carroll L. Saine, 59, Chairman of the
	 Board of Directors
    Lewis N. Miller, Jr., 50, President
    Deborah J. Brooks, 42, Corporate Executive
      Vice President, Marketing
    Philip G. Hug, 51, Corporate
      Executive Vice President, Commercial
    James W. Koeniger, 47, Corporate Executive
      Vice President, Financial Services
    Jay O. Livingston, 47, Corporate Executive
      Vice President, Administration
    Maryann Master, 45, Corporate Executive
      Vice President, Human Resources
    John T. Percy, Jr., 47, Corporate
      Executive Vice President, Investments
    William H. Pruitt, 46, Corporate Executive
      Vice President, Loan Administration
    Jane D. Sorah, 46, Corporate Executive
      Vice President, Bank Card Administration
    Rodger W. Fauber, 52, Corporate
      Executive Officer and President,
      Western Region
    William I. Foster, III, 38, Corporate
      Executive Officer and President,
      Eastern Region
    Stephen W. Mapp, 42, Executive Vice
      President, Capital Region
    J. Carson Quarles, 57, Corporate
      Executive Officer and President,
      Southwestern Region
    William N. Stoyko, 47, Corporate Executive
      Officer, Secretary and Senior Legal
      Counsel, Legal Administration
    Charles W. Tysinger, 45, Corporate
      Executive Officer and Treasurer, Finance
    John L. Van Horn, II, 57, Corporate
      Executive Officer and President,
      Northern Region
    Bryant W. Baird, Jr., 57, President,
      Central Fidelity Mortgage Corporation
    James F. Campbell, 55, Senior Vice
      President and Controller
    John S. Moore, 42, Senior Vice
      President and Auditor

    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    ---------------------------------------------------------------
    Central Fidelity Banks, Inc. and Subsidiaries

       The following documents are filed as part of this report:
    (a) Financial Statements:
        Consolidated Balance Sheet -
          December 31, 1993 and 1992
        Statement of Consolidated Income -
          Years ended December 31, 1993, 1992 and 1991
        Statement of Consolidated Cash Flows -
          Years ended December 31, 1993, 1992 and 1991
        Statement of Changes in Consolidated Shareholders'
          Equity -
          Years ended December 31, 1993, 1992 and 1991
        Notes to Financial Statements
        Independent Auditors' Report

    (b) Schedules:
        Schedules specified in the applicable regulations of the Securities and Exchange Commission pertain to items which do not appear in the consolidated financial statements, to items which are insignificant or to items as to which the required disclosures have been made elsewhere in the consolidated financial statements and notes thereto. These schedules have therefore been omitted.

    (c) Reports on Form 8-K:
        A report on Form 8-K was filed on October 25, 1993 announcing the resignation of William F. Shumadine, Jr. as President of its principal subsidiary, Central Fidelity National Bank.

    (d) Exhibits **

     ** A list of Exhibits was filed separately. Copies of any Exhibits not contained herein may be obtained by writing to William N. Stoyko, Corporate Secretary, Central Fidelity Banks, Inc., Post Office Box 27602, Richmond, Virginia 23261.

    SIGNATURES
    --------------------------------------------------------------------
    Central Fidelity Banks, Inc. and Subsidiaries

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Central Fidelity Banks, Inc.

    Carroll L. Saine
    Chairman of the Board
    (Principal Executive Officer)

    Charles W. Tysinger
    Corporate Executive Officer and Treasurer
    (Principal Financial Officer)

    James F. Campbell
    Senior Vice President and Controller
    (Principal Accounting Officer)

    Date: March 9, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 9, 1994 by a majority of the Registrant's Board of Directors as follows:

    Carroll L. Saine, Lewis N. Miller, Jr., Robert L. Freeman, Lloyd U. Noland, III, Robert C. Dawson, Pauline Allen Ellison, Jack H. Ferguson, Thomas R. Glass, James F. Betts, William G. Reynolds, Jr., Alvin R. Clements, Richard L. Morrill, George R. Lewis and G. Bruce Miller.

                                Exhibit Index
                                -------------

    Exhibit 3 - Articles of Incorporation and By-laws - Restated Articles of Incorporation and By-laws are incorporated by reference to the Registrant's report on Form 8 dated May 22, 1992. Articles of Amendment is incorporated by reference to the Registrant's report on Form 10-Q for the quarterly period ended June 30, 1993, dated August 12, 1993.

    Exhibit 4 - Instruments defining the rights of security holders, including indentures - amendment is incorporated by reference to the Registrant's report on Form 10-K for 1986.

    Exhibit 11 - Statement re computation of per share earnings - filed herewith.

    Exhibit 22 - Subsidiaries of the Registrant - filed herewith.

    Exhibit 24 - Consent of independent accountants - filed herewith.