Form 10-Q
period 1994-03-31
CENTRAL FIDELITY BANKS INC
filed 1994-05-12
CIK 276235

                               PART I
                               ------

                        FINANCIAL INFORMATION
                        ---------------------

                     CENTRAL FIDELITY BANKS, INC.

     ITEM 1. FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 1994 and 1993; the statement of consolidated income for the three-month period ended March 31, 1994 and 1993 and the statement of consolidated cash flows for the three-month period ended March 31, 1994 and 1993 are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 which is the source of the Company's balance sheet as of that date.



CONSOLIDATED BALANCE SHEET
- - ----------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands)
                                                                        March 31,       December 31,
                                                                    1994        1993        1993
- - ----------------------------------------------------------------------------------------------------
ASSETS
- - ----------------------------------------------------------------------------------------------------
Cash and due from banks                                            $218,115    $184,485    $264,531
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                                       88,680     264,900     193,131
  Interest-bearing deposits in other banks                           75,000          --          --
  Trading account securities                                          1,262         798       1,505
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Total temporary investments                                     164,942     265,698     194,636
- - ---------------------------------------------------------------- ----------  ----------  ----------
Assets available for sale:
  Securities                                                      3,647,658      10,630   4,100,106
  Loans                                                               4,829      10,109      37,773
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Total assets available for sale                               3,652,487      20,739   4,137,879
- - ---------------------------------------------------------------- ----------  ----------  ----------
Investment securities                                                    --   3,963,948          --
Total loans                                                       4,990,207   4,000,893   4,774,736
  Allowance for loan losses                                        (110,000)   (101,800)   (105,000)
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Net loans                                                     4,880,207   3,899,093   4,669,736
- - ---------------------------------------------------------------- ----------  ----------  ----------
Accrued interest receivable                                          61,184      65,502      65,754
Premises and equipment, net                                         146,392     146,097     146,933
Due from customers on acceptances                                    15,083      20,711      16,923
Other assets                                                        147,570     164,692     165,892
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Total assets                                                 $9,285,980  $8,730,965  $9,662,284
- - ---------------------------------------------------------------- ==========  ==========  ==========


CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES
- - ----------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                           $899,964    $808,132    $926,917
  Savings and other time                                          5,324,760   5,349,740   5,291,413
  Certificates of deposit $100,000 and over                         283,421     460,009     437,686
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Total deposits                                                6,508,145   6,617,881   6,656,016
- - ---------------------------------------------------------------- ----------  ----------  ----------
Short-term borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase                                1,218,139     936,874   1,457,341
  Other short-term borrowings                                       628,866     239,090     438,413
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Total short-term borrowings                                   1,847,005   1,175,964   1,895,754
- - ---------------------------------------------------------------- ----------  ----------  ----------
Dividends payable                                                    10,940       9,641       9,752
Accrued interest payable                                             23,967      23,017      25,148
Bank acceptances outstanding                                         15,083      20,711      16,923
Accounts payable and accrued liabilities                             38,164      96,983     172,651
Long-term debt                                                      151,468     158,415     151,389
Capitalized lease obligations                                         8,430       9,146       8,514
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Total liabilities                                             8,603,202   8,111,758   8,936,147
- - ---------------------------------------------------------------- ----------  ----------  ----------
SHAREHOLDERS' EQUITY
- - ----------------------------------------------------------------------------------------------------
Preferred stock, none issued                                             --          --          --
Common stock, par value $5 per share, shares authorized
  1994-100,000,000; 1993-50,000,000, shares issued
  39,078,277, 38,565,114 and 39,022,790, respectively               195,391     192,826     195,114
Capital surplus                                                     178,360     168,779     177,921
Retained earnings                                                   325,600     257,602     307,249
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Total shareholders' equity before unrealized gains (losses)     699,351     619,207     680,284
- - ---------------------------------------------------------------- ----------  ----------  ----------
Unrealized gains (losses) on securities available for sale          (16,573)         --      45,853
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Total shareholders' equity                                      682,778     619,207     726,137
- - ---------------------------------------------------------------- ----------  ----------  ----------
    Total liabilities and shareholders' equity                   $9,285,980  $8,730,965  $9,662,284
- - ---------------------------------------------------------------- ==========  ==========  ==========


STATEMENT OF CONSOLIDATED INCOME
- - ----------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share and per share data)
                                                                       For the three months
                                                                          ended March 31,
                                                                        1994         1993
- - ----------------------------------------------------------------------------------------------
Income From Earning Assets
- - ----------------------------------------------------------------------------------------------
Interest and fees on loans                                              $99,599      $86,718
Interest on securities available for sale                                54,244          680
Interest on loans available for sale                                        367           --
Interest on investment securities                                            --       65,394
Interest on money market investments                                        667        1,497
Interest on trading account securities                                       12            3
- - -------------------------------------------------------------------     -------      -------
    Total income from earning assets                                    154,889      154,292
- - -------------------------------------------------------------------     -------      -------
Interest Expense
- - ----------------------------------------------------------------------------------------------
Interest on deposits                                                     54,348       61,464
Interest on federal funds purchased and securities
  sold under agreements to repurchase                                     9,676        7,134
Interest on other short-term borrowings                                   4,531          870
Interest on long-term debt                                                1,787        2,024
Interest on capitalized lease obligations                                   187          202
- - -------------------------------------------------------------------     -------      -------
    Total interest expense                                               70,529       71,694
- - -------------------------------------------------------------------     -------      -------
Net interest income                                                      84,360       82,598
Provision for loan losses                                                10,117       18,821
- - -------------------------------------------------------------------     -------      -------
    Net income from earning assets                                       74,243       63,777
- - -------------------------------------------------------------------     -------      -------
Noninterest Income
- - ----------------------------------------------------------------------------------------------
Trust income                                                              3,589        3,479
Deposit fees and charges                                                  8,409        8,287
Profits on securities available for sale and
  trading account securities                                              6,430        3,155
Other income                                                             16,913        5,923
- - -------------------------------------------------------------------     -------      -------
    Total noninterest income                                             35,341       20,844
- - -------------------------------------------------------------------     -------      -------
Noninterest Expense
- - ----------------------------------------------------------------------------------------------
Personnel expense                                                        32,122       27,472
Occupancy and equipment expense                                          11,176        9,383
FDIC insurance expense                                                    3,728        3,812
Other real estate expense                                                 6,303        1,353
Other expense                                                            12,734        8,545
- - -------------------------------------------------------------------     -------      -------
    Total noninterest expense                                            66,063       50,565
- - -------------------------------------------------------------------     -------      -------
Earnings
- - ----------------------------------------------------------------------------------------------
Income before income taxes                                               43,521       34,056
Income tax expense                                                       14,230        9,929
- - -------------------------------------------------------------------     -------      -------
    Net income                                                          $29,291      $24,127
- - -------------------------------------------------------------------     =======      =======
Earnings Per Share
- - ----------------------------------------------------------------------------------------------
Net income                                                                $0.75        $0.63
Average shares outstanding                                           39,054,284   38,526,534
- - ----------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED CASH FLOWS
- - ------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) For the three months ended March 31,
                                                                                           1994           1993
- - ------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
- - ------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $29,291        $24,127
Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Provision for loan losses                                                                 10,117         18,821
  Depreciation of premises and equipment                                                     3,817          3,409
  Net amortization of premium and accretion of discount on investment securities
    and securities available for sale                                                        1,543          2,342
  Gains on securities available for sale                                                    (7,377)        (3,276)
  Deferred income taxes                                                                     (4,392)            19
  Decrease in accrued interest receivable                                                    4,570          2,607
  Increase (decrease) in accrued interest payable                                           (1,181)         6,157
  (Increase) decrease in trading account securities                                            243            (54)
  Other, net                                                                               (80,426)        98,051
- - --------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided (used) by operating activities                                     (43,795)       152,203
- - --------------------------------------------------------------------------------------- ----------     ----------
INVESTING ACTIVITIES
- - ------------------------------------------------------------------------------------------------------------------
Purchases of securities available for sale                                                (572,418)            --
Proceeds from sales of securities available for sale                                       723,975        236,423
Proceeds from maturities and repayments of securities available for sale                   210,685          1,299
Purchases of investment securities                                                              --       (214,854)
Proceeds from sales of investment securities                                                    --        108,515
Proceeds from maturities and repayments of investment securities                                --       (202,125)
Net increase in loans                                                                     (188,352)      (108,451)
Purchases of premises and equipment                                                         (3,470)        (2,086)
Proceeds from the disposition of premises and equipment                                        163             12
Proceeds from the disposition of other real estate owned                                     3,006          1,258
- - --------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided (used) by investing activities                                     173,589       (180,009)
- - --------------------------------------------------------------------------------------- ----------     ----------
FINANCING ACTIVITIES
- - ------------------------------------------------------------------------------------------------------------------
Net increase in demand, interest checking and regular savings deposits                       7,404         19,187
Net increase (decrease) in money market accounts                                             9,923        (53,600)
Net increase (decrease) in consumer certificates                                           (10,933)        57,400
Net decrease in certificates of deposit $100,000 and over                                 (154,265)       (77,559)
Net decrease in short-term borrowings                                                      (48,749)       (25,778)
Proceeds from long-term debt                                                                   100             --
Payments on long-term debt and capitalized lease obligations                                  (105)          (213)
Proceeds from issuance of common stock                                                         716          2,892
Cash dividends                                                                              (9,752)        (8,078)
- - --------------------------------------------------------------------------------------- ----------     ----------
      Net cash used by financing activities                                               (205,661)       (85,749)
- - --------------------------------------------------------------------------------------- ----------     ----------
      Decrease in cash and cash equivalents                                                (75,867)      (113,555)
      Cash and cash equivalents at beginning of year                                       457,662        562,940
- - --------------------------------------------------------------------------------------- ----------     ----------
      Cash and cash equivalents at end of period                                          $381,795       $449,385
- - --------------------------------------------------------------------------------------- ==========     ==========
- - ------------------------------------------------------------------------------------------------------------------

                     CENTRAL FIDELITY BANKS, INC.

     ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The purpose of this discussion is to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements and tables included in this report. Reference should be made to those statements and tables and other selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

     Results of Operations
     ---------------------

     Net income for the first three months of 1994 was $29.3 million, 21.4% higher than the $24.1 million earned in the first three months of 1993. On a per share basis, net income increased 19.0% to $.75 from $.63.

     On a tax-equivalent basis, net interest income for the three months increased 1.2% to $86.3 million from $85.3 million in the corresponding 1993 period. The net interest margin was 4.05% for the three months ended March 31, 1994, down twenty-six basis points from 4.31% during the same period in 1993. The lower growth in net interest income and the decline in net interest margin during the three-month period were impacted by the generally lower interest rate environment.

     The provision for loan losses was $10.1 million for the three months ended March 31, 1994 compared with $18.8 million recorded for the corresponding period in 1993.

     Noninterest income totalled $35.3 million for the first three months of 1994 compared with $20.8 million for the 1993 level, representing an increase of 69.5%. The growth in noninterest income was primarily driven by $3.3 million higher profits on securities available for sale and $11.4 million gain on the sale of $80.3 million out of state affinity credit card program which resulted from the expiration of a five-year contract with a national organization.

     Noninterest expense for the first three months of 1994 increased 30.6% to $66.1 million compared to the same period in 1993. The increase was due primarily to several nonrecurring charges including the recognition of certain postemployment costs necessitated by SFAS 112; the write-off of various software systems and $6.5 million additional other real estate expense to reflect current appraised values.

     Total assets as of March 31, 1994 were $9.3 billion, an increase of 6.4% from March 31, 1993. Total loans at March 31, 1994 were $5.0 billion, or 24.5% higher than at March 31, 1993, reflecting the solid growth in all loan categories except real estate construction loans. Total deposits were $6.5 billion at March 31, 1994, a decline of 1.7% from March 31, 1993, reflecting low core deposit growth as a result of low interest rates combined with a substantial reduction in certificates of deposit in excess of $100,000. Shareholders' equity at March 31, 1994 was $699.4 million, or 7.5% of total assets. At March 31, 1993, shareholders' equity was $619.2 million, or 7.1% of total assets. The book value per share grew 11.5% from $16.06 at March 31, 1993 to $17.90 at March 31, 1994.

     The return on average total assets during the first three months of 1994 was 1.28% compared to 1.13% for the comparable 1993 period. The return on average shareholders' equity improved to 16.98% versus 15.81% in 1993.

     Asset Quality
     -------------

     Nonperforming assets as of March 31, 1994 were $117.7 million, or 1.27% of total assets, compared to $132.1 million or 1.37% at December 31, 1993 and $112.3 million or 1.29% of total assets at March 31, 1993.

     The allowance for loan losses at March 31, 1994 was $110.0 million or, 2.20% of loans, compared to $105.0 million or 2.18% of loans at December 31, 1993 and $101.8 million or 2.54% at March 31, 1993. Net loan charge-offs for the three months ended March 31, 1994 were $5.1 million, representing .42% of average loans on an annualized basis compared to $5.4 million or .47% for the three months ended December 31, 1993 and $18.8 million or 1.89% for the three months ended March 31, 1993.

     The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses to be charged off and to assess the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company's loan loss experience, the amount of past-due and nonperforming loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses.

     While it is the Company's policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a peer group identified by the regulatory agencies.

     Capital Resources
     -----------------

     The Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minumum guidelines at March 31, 1994. At March 31, 1994, the Company's total risk-based capital was $891.5 million, as compared to $870.4 million at year-end 1993 and $809.4 million at March 31, 1993. The ratio of total risk-based capital to risk-weighted assets was 15.01% at March 31, 1994 compared to 14.88% and 13.49% at December 31, 1993 and March 31, 1993, respectively. At March 31, 1994, the Company's leverage ratio was 7.31%, compared to 7.10% and 6.88% at December 31, 1993 and March 31, 1993,
respectively. At March 31, 1994, the Bank's total risk-based capital and leverage ratios were 14.33% and 6.86%, respectively.

                               PART II
                               -------

                          OTHER INFORMATION
                          -----------------

                      CENTRAL FIDELITY BANKS, INC.

     ITEM 6. Exhibits and Reports on Form 8-K.

     A. Exhibits:

         11. Statement re computation of per share earnings - filed herewith.

     B. Reports on Form 8-K:

     A report on Form 8-K was filed on March 16, 1994 reporting certain management contracts.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CENTRAL FIDELITY BANKS, INC.
                               -----------------------------------
                                        (Registrant)



Date: May 12, 1994             /s/ James F. Campbell
                               -----------------------------------
                               James F. Campbell
                               Senior Vice President & Controller
                               (duly authorized officer)



Date: May 12, 1994             /s/ Charles W. Tysinger
                               -----------------------------------
                               Charles W. Tysinger
                               Corporate Executive Officer
                                 and Treasurer
                               (principal financial officer)