Form 10-Q
period 1994-06-30
CENTRAL FIDELITY BANKS INC
filed 1994-08-11
CIK 276235

                             PART I
                             ------
                       FINANCIAL INFORMATION
                      ---------------------

                    CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1994 and 1993; the statement of consolidated income for the three-month and six-month periods ended June 30, 1994 and 1993 and the statement of consolidated cash flows for the six-month period ended June 30, 1994 and 1993 are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 which is the source of the Company's balance sheet as of that date



CONSOLIDATED BALANCE SHEET
- ----------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands)
                                                                            June 30,        December 31,
                                                                        1994        1993        1993
- ----------------------------------------------------------------------------------------------------
ASSETS
- ----------------------------------------------------------------------------------------------------
Cash and due from banks                                            $268,322    $218,052    $264,531
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                                      265,652     201,000     193,131
  Interest-bearing deposits in other banks                               --      50,000          --
  Trading account securities                                          1,574       1,834       1,505
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total temporary investments                                     267,226     252,834     194,636
- ---------------------------------------------------------------- ----------  ----------  ----------
Assets available for sale:
  Securities                                                      3,442,817      16,921   4,100,106
  Loans                                                               1,046      18,582      37,773
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total assets available for sale                               3,443,863      35,503   4,137,879
- ---------------------------------------------------------------- ----------  ----------  ----------
Investment securities                                                    --   4,135,137          --
Total loans                                                       5,362,092   4,194,680   4,774,736
  Allowance for loan losses                                        (110,000)   (101,800)   (105,000)
- ---------------------------------------------------------------- ----------  ----------  ----------
    Net loans                                                     5,252,092   4,092,880   4,669,736
- ---------------------------------------------------------------- ----------  ----------  ----------
Accrued interest receivable                                          61,488      71,919      65,754
Premises and equipment, net                                         146,143     145,767     146,933
Due from customers on acceptances                                    13,020      12,537      16,923
Other assets                                                        188,626     170,936     165,892
- ---------------------------------------------------------------- ----------  ----------  ----------
   Total assets                                                 $9,640,780  $9,135,565  $9,662,284
- ---------------------------------------------------------------- ==========  ==========  ==========


CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES
- ----------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                           $947,184    $885,786    $926,917
  Savings and other time                                          5,301,717   5,279,101   5,291,413
  Certificates of deposit $100,000 and over                         459,079     549,523     437,686
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total deposits                                                6,707,980   6,714,410   6,656,016
- ---------------------------------------------------------------- ----------  ----------  ----------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase                                1,256,264   1,097,091   1,457,341
  Other short-term borrowings                                        70,293      24,034      26,913
  Medium-term notes                                                 561,500     411,500     411,500
  Federal Home Loan Bank borrowings                                 141,200          --          --
  Long-term debt                                                    151,459     158,406     151,389
  Capitalized lease obligations                                       8,344       8,939       8,514
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total borrowings                                              2,189,060   1,699,970   2,055,657
- ---------------------------------------------------------------- ----------  ----------  ----------
Dividends payable                                                    10,961       9,679       9,752
Accrued interest payable                                             26,614      22,502      25,148
Bank acceptances outstanding                                         13,020      12,537      16,923
Accounts payable and accrued liabilities                             32,869      36,761     172,651
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total liabilities                                             8,980,504   8,495,859   8,936,147
- ---------------------------------------------------------------- ----------  ----------  ----------
SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------
Preferred stock, none issued                                             --          --          --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 39,147,632,
  38,722,638 and 39,022,790, respectively                           195,738     193,613     195,114
Capital surplus                                                     178,932     171,852     177,921
Retained earnings                                                   344,222     274,241     307,249
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total shareholders' equity before unrealized gains (losses)     718,892     639,706     680,284
- ---------------------------------------------------------------- ----------  ----------  ----------
Unrealized gains (losses) on securities available for sale          (58,616)         --      45,853
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total shareholders' equity                                      660,276     639,706     726,137
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total liabilities and shareholders' equity                   $9,640,780  $9,135,565  $9,662,284
- ---------------------------------------------------------------- ==========  ==========  ==========
- ----------------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED INCOME
- -----------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share and per share data)
                                                                           For the three months       For the six months
                                                                              ended June 30,            ended June 30,
- -----------------------------------------------------------------------------------------------------------------------
                                                                           1994         1993         1994         1993
- -----------------------------------------------------------------------------------------------------------------------
Income From Earning Assets
- -----------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                             $106,404      $88,360     $206,003     $175,078
Interest on securities available for sale:
  U.S. Government and agencies                                           40,153           69       81,849          540
  States and political subdivisions                                       2,170           --        4,162           --
  Other                                                                  11,274           87       21,476          296
Interest on loans available for sale                                         18           --          385           --
Interest on investment securities:
  U.S. Government and agencies                                               --       36,215           --       68,386
  States and political subdivisions                                          --        2,328           --        4,677
  Other                                                                      --       27,980           --       58,854
Interest on money market investments                                      1,320        1,257        1,987        2,754
Interest on trading account securities                                        7           10           19           13
- -------------------------------------------------------------------     -------      -------     --------      -------
    Total income from earning assets                                    161,346      156,306      315,881      310,598
- -------------------------------------------------------------------     -------      -------     --------      -------
Interest Expense
- -----------------------------------------------------------------------------------------------------------------------
Interest on deposits                                                     55,878       60,248      110,226      121,712
Interest on federal funds purchased and securities
  sold under agreements to repurchase                                    12,136        8,162       21,812       15,296
Interest on other short-term borrowings                                     436          163          657          328
Interest on medium-term notes                                             6,291        1,959       10,601        2,664
Interest on Federal Home Loan Bank borrowings                               743           --          743           --
Interest on long-term debt                                                2,076        1,920        3,863        3,944
Interest on capitalized lease obligations                                   184          198          371          400
- -------------------------------------------------------------------     -------      -------     --------      -------
    Total interest expense                                               77,744       72,650      148,273      144,344
- -------------------------------------------------------------------     -------      -------     --------      -------
Net interest income                                                      83,602       83,656      167,608      166,254
Provision for loan losses                                                 2,304       12,513       12,421       31,334
- -------------------------------------------------------------------     -------      -------     --------      -------
    Net income from earning assets                                       81,298       71,143      155,187      134,920
- -------------------------------------------------------------------     -------      -------     --------      -------
Noninterest Income
- -----------------------------------------------------------------------------------------------------------------------
Trust income                                                              3,573        3,313        7,162        6,792
Deposit fees and charges                                                  8,837        8,562       17,246       16,849
Profits (losses) on securities available for sale
  and trading account securities                                            264         (111)       7,048        3,044
Other income                                                              6,435        6,063       23,348       11,986
- -------------------------------------------------------------------     -------      -------     --------      -------
    Total noninterest income                                             19,109       17,827       54,804       38,671
- -------------------------------------------------------------------     -------      -------     --------      -------
Noninterest Expense
- -----------------------------------------------------------------------------------------------------------------------
Personnel expense                                                        31,023       26,481       63,145       53,953
Occupancy and equipment expense                                           9,857        9,894       21,033       19,277
FDIC insurance expense                                                    3,773        3,349        7,501        7,161
Other real estate expense                                                 1,006        1,282        7,309        2,635
Other expense                                                            10,864        9,926       23,598       18,471
- -------------------------------------------------------------------     -------      -------     --------      -------
    Total noninterest expense                                            56,523       50,932      122,586      101,497
- -------------------------------------------------------------------     -------      -------     --------      -------
Earnings
- -----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               43,884       38,038       87,405       72,094
Income tax expense                                                       14,301       11,721       28,531       21,650
- -------------------------------------------------------------------     -------      -------     --------      -------
   Net income                                                          $29,583      $26,317      $58,874      $50,444
- -------------------------------------------------------------------     =======      =======     ========      =======
Earnings Per Share
- -----------------------------------------------------------------------------------------------------------------------
Net income                                                                $0.76        $0.68        $1.51        $1.31
Average shares outstanding                                           39,114,067   38,663,148   39,084,341   38,595,218
- -----------------------------------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED CASH FLOWS
- ------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) For the six months ended June 30,
                                                                                           1994           1993
- ------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
- ------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $58,874        $50,444
Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Provision for loan losses                                                                 12,421         31,334
  Depreciation of premises and equipment                                                     7,605          6,911
  Net amortization of premium and accretion of discount on investment securities
   and securities available for sale                                                        2,534          6,393
  Gains on securities available for sale                                                    (7,377)        (3,292)
  Deferred income taxes                                                                     (4,546)          (755)
  Increase in trading account securities                                                       (69)        (1,090)
  (Increase) decrease in accrued interest receivable                                         4,266         (3,810)
  Increase in accrued interest payable                                                       1,466          5,642
  Other, net                                                                              (104,403)        26,759
- --------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided (used) by operating activities                                     (29,229)       118,536
- --------------------------------------------------------------------------------------- ----------     ----------
INVESTING ACTIVITIES
- ------------------------------------------------------------------------------------------------------------------
Purchases of securities available for sale                                                (789,562)      (212,625)
Proceeds from sales of securities available for sale                                       920,671        239,430
Proceeds from maturities and repayments of securities available for sale                   370,301          2,507
Purchases of investment securities                                                              --       (610,770)
Proceeds from maturities and repayments of investment securities                                --        329,201
Net increase in loans                                                                     (561,218)      (322,496)
Purchases of premises and equipment                                                         (7,077)        (5,158)
Proceeds from the disposition of premises and equipment                                        216            240
Proceeds from the disposition of other real estate owned                                     5,900          5,802
- --------------------------------------------------------------------------------------- ----------     ----------
      Net cash used by investing activities                                                (60,769)      (573,869)
- --------------------------------------------------------------------------------------- ----------     ----------
FINANCING ACTIVITIES
- ------------------------------------------------------------------------------------------------------------------
Net increase in demand, interest checking and regular savings deposits                      37,405        126,204
Net increase (decrease) in money market accounts                                            10,677       (108,109)
Net increase (decrease) in consumer certificates                                           (17,511)        11,907
Net increase in certificates of deposit $100,000 and over                                   21,393         11,955
Net increase (decrease) in short-term borrowings                                          (157,697)       330,883
Proceeds from medium-term notes and FHLB borrowings                                        291,200             --
Proceeds from long-term debt                                                                   100             --
Payments on long-term debt and capitalized lease obligations                                  (200)          (429)
Proceeds from issuance of common stock                                                       1,635          6,752
Cash dividends                                                                             (20,692)       (17,718)
- --------------------------------------------------------------------------------------- ----------     ----------
     Net cash provided by financing activities                                            166,310        361,445
- --------------------------------------------------------------------------------------- ----------     ----------
      Increase (decrease) in cash and cash equivalents                                      76,312        (93,888)
      Cash and cash equivalents at beginning of year                                       457,662        562,940
- --------------------------------------------------------------------------------------- ----------     ----------
      Cash and cash equivalents at end of period                                          $533,974       $469,052
- --------------------------------------------------------------------------------------- ==========     ==========
- ------------------------------------------------------------------------------------------------------------------

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

Results of Operations
- ---------------------

Net income for the first six months of 1994 was $58.9 million, 16.7% higher than the $50.4 million earned in the first six months of 1993. On a per share basis, net income increased
15.3% to $1.51 from $1.31.

On a tax-equivalent basis, net interest income for the six months increased modestly to $171.6 million from the corresponding 1993 period. The net interest margin was 3.94% for the six months ended June 30, 1994, down twenty-eight basis points from 4.22% during the same period in 1993. The lower growth in net interest income and the decline in net interest margin during the six-month period were impacted by the generally lower interest rate environment.

The provision for loan losses was $12.4 million for the six months ended June 30, 1994 compared with $31.3 million recorded for the corresponding period in 1993.

Noninterest income totalled $54.8 million for the first six months of 1994 compared with $38.7 million for the 1993 level. This 41.7% growth in noninterest income was primarily due to higher profits on securities available for sale, gains on sale of out of state affinity credit card program and general fee categories.

Noninterest expense for the first six months of 1994 increased 20.8% to $122.6 million compared to the same period in 1993, due primarily to higher costs relating to personnel, employee benefit and incentive program and expenses associated with foreclosed properties.

Balance Sheet
- -------------

Total assets as of June 30, 1994 were $9.6 billion, an increase of 5.5% from June 30, 1993. Total loans at June 30, 1994 were $5.4 billion, or 27.3% higher than at June 30, 1993, reflecting strong demand for both consumer and commercial loan categories. Total deposits were $6.7 billion at June 30, 1994, which were virtually unchanged from June 30, 1993 as a result of a modest growth in core deposits being negated by lower levels of certificates of deposit in excess of $100,000. Shareholders' equity at June 30, 1994 was $718.9 million, or 7.5% of total assets. At June 30, 1993, shareholders' equity was $639.7 million, or 7.0% of total assets. The book value per share grew 11.1% from $16.52 at June 30, 1993 to $18.36 at June 30, 1994.

The return on average total assets during the first six months of 1994 was 1.27% compared to 1.16% for the comparable 1993 period. The return on average shareholders' equity improved to 16.79% in 1994 versus 16.22% in 1993.

Asset Quality
- -------------

Nonperforming assets as of June 30, 1994 were $103.5 million, or 1.07% of total assets, compared to $132.1 million or 1.37% at December 31, 1993 and $112.4 million or 1.23% of total assets at June 30, 1993. The lower level of nonperforming assets was attributable to the gradual improvement in real estate markets throughout Virginia and the success of specific problem loan resolution programs.

The allowance for loan losses at June 30, 1994 was $110.0 million or, 2.05% of loans, compared to $105.0 million or 2.18% of loans at December 31, 1993 and $101.8 million or 2.42% at June 30, 1993. Net loan charge-offs for the six months ended June 30, 1994 were $7.4 million, representing .29% of average loans on an annualized basis compared to $76.3 million or 1.80% for the year ended December 31, 1993 and $31.3 million or 1.55% for the six months ended June 30, 1993.

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

Capital Resources
- -----------------

The Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines at June 30, 1994. At June 30, 1994, the Company's total risk-based capital was $915.1 million, as compared to $870.4 million at year-end 1993 and $832.0 million at June 30, 1993. The ratio of total risk-based capital to risk-weighted assets was 14.65% at June 30, 1994 compared to 14.88% and 13.59% at December 31, 1993 and June 30, 1993, respectively. At June 30, 1994, the Company's leverage ratio was 7.27%, compared to 7.10% and 6.84% at December 31, 1993 and June 30, 1993, respectively. At June 30, 1994, the Bank's total risk-based capital and leverage ratios were 14.00% and 6.84%, respectively.

                           PART II
                           -------

                      OTHER INFORMATION
                      -----------------

                 CENTRAL FIDELITY BANKS, INC.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on May 11, 1994. At said meeting, as set forth in the Registrant's definitive proxy material for the meeting, one director in Class 2 and five directors comprising Class 3 were elected to serve until the 1996 and 1997 Annual Meeting of Shareholders, respectively, and until their successors are elected and qualified.

The results of the voting were as follows:

Nominee for election as            # of shares voting    Percent of Votes
Class 2 director:                  For       Withheld        Cast For
- ------------------------           ---       --------    ----------------
T. Justin Moore, Jr.            32,086,570     219,828        99.3%

Nominees for election as           # of shares voting    Percent of Votes
Class 3 directors:                 For       Withheld        Cast For
- ------------------------           ---       --------    ----------------
James F. Betts                  32,152,216     154,182        99.5%
Phyllis L. Cothran              32,097,646     208,752        99.3%
Robert L. Freeman               32,134,998     171,400        99.5%
G. Bruce Miller                 32,147,787     158,611        99.5%
Kenneth S. White                32,152,319     154,079        99.5%

The results of the voting by brokers were as follows:

Nominee for election as            # of shares voting    Proxies
Class 2 director:                  For       Withheld  not received
- ------------------------           ---       --------  ------------
T. Justin Moore, Jr.            18,901,764      36,287   2,979,578

Nominees for election as           # of shares voting    Proxies
Class 3 directors:                 For       Withheld  not received
- ------------------------           ---       --------  ------------
James F. Betts                  18,902,864      35,187   2,979,578
Phyllis L. Cothran              18,895,320      42,731   2,979,578
Robert L. Freeman               18,896,706      41,345   2,979,578
G. Bruce Miller                 18,901,363      36,688   2,979,578
Kenneth S. White                18,902,964      35,087   2,979,578

ITEM 6. Exhibits and Reports on Form 8-K.

     A. Exhibits:

        11. Statement re computation of per share earnings - filed herewith.

     B. Reports on Form 8-K:

        There were no reports on Form 8-K filed during the second quarter ended June 30, 1994.

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

                               CENTRAL FIDELITY BANKS, INC.
                               -----------------------------------
                                        (Registrant)



Date: August 11, 1994          /s/ James F. Campbell
                               -----------------------------------
                               James F. Campbell
                               Senior Vice President & Controller
                               (duly authorized officer)



Date: August 11, 1994          /s/ Charles W. Tysinger
                               -----------------------------------
                               Charles W. Tysinger
                               Corporate Executive Officer
                                 and Treasurer
                               (principal financial officer)