Form 10-Q
period 1994-09-30
CENTRAL FIDELITY BANKS INC
filed 1994-11-16
CIK 276235

                             PART I
                             ------

                       FINANCIAL INFORMATION
                       ---------------------

                    CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1994 and 1993; the statement of consolidated income for the three-month and nine-month periods ended September 30, 1994 and 1993 and the statement of consolidated cash flows for the nine-month period ended September 30, 1994 and 1993 are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, which is the source of the Company's balance sheet as of that date.



CONSOLIDATED BALANCE SHEET
- ----------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands)
                                                                          September 30,     December 31,
                                                                        1994        1993        1993
- ----------------------------------------------------------------------------------------------------
ASSETS
- ----------------------------------------------------------------------------------------------------
Cash and due from banks                                            $253,693    $216,553    $264,531
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                                      274,439     424,599     193,131
  Trading account securities                                            341         876       1,505
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total temporary investments                                     274,780     425,475     194,636
- ---------------------------------------------------------------- ----------  ----------  ----------
Assets available for sale:
  Securities                                                      3,501,470   3,773,060   4,100,106
  Loans                                                               2,282      15,517      37,773
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total assets available for sale                               3,503,752   3,788,577   4,137,879
- ---------------------------------------------------------------- ----------  ----------  ----------
Total loans                                                       5,595,128   4,395,296   4,774,736
  Allowance for loan losses                                        (110,000)   (105,000)   (105,000)
- ---------------------------------------------------------------- ----------  ----------  ----------
    Net loans                                                     5,485,128   4,290,296   4,669,736
- ---------------------------------------------------------------- ----------  ----------  ----------
Accrued interest receivable                                          60,023      60,230      65,754
Premises and equipment, net                                         146,321     146,893     146,933
Due from customers on acceptances                                    16,397      16,350      16,923
Other assets                                                        194,918     161,469     165,892
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total assets                                                 $9,935,012  $9,105,843  $9,662,284
- ---------------------------------------------------------------- ==========  ==========  ==========


CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES
- ----------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                           $930,462    $876,073    $926,917
  Savings and other time                                          5,991,741   5,273,892   5,291,413
  Certificates of deposit $100,000 and over                         235,283     492,351     437,686
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total deposits                                                7,157,486   6,642,316   6,656,016
- ---------------------------------------------------------------- ----------  ----------  ----------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase                                  994,446   1,046,447   1,457,341
  Other short-term borrowings                                        60,462      24,259      26,913
  Medium-term notes                                                 561,500     411,500     411,500
  Federal Home Loan Bank borrowings                                 187,800          --          --
  Long-term debt                                                    150,449     151,398     151,389
  Capitalized lease obligations                                       8,257       8,729       8,514
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total borrowings                                              1,962,914   1,642,333   2,055,657
- ---------------------------------------------------------------- ----------  ----------  ----------
Dividends payable                                                    10,992       9,713       9,752
Accrued interest payable                                             27,628      24,739      25,148
Bank acceptances outstanding                                         16,397      16,350      16,923
Accounts payable and accrued liabilities                             99,822     110,340     172,651
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total liabilities                                             9,275,239   8,445,791   8,936,147
- ---------------------------------------------------------------- ----------  ----------  ----------
 SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------
Preferred stock, none issued                                             --          --          --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 39,264,615,
  38,851,452 and 39,022,790, respectively                           196,323     194,257     195,114
Capital surplus                                                     180,011     174,526     177,921
Retained earnings                                                   360,629     291,269     307,249
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total shareholders' equity before unrealized gains (losses)     736,963     660,052     680,284
- ---------------------------------------------------------------- ----------  ----------  ----------
Unrealized gains (losses) on securities available for sale          (77,190)         --      45,853
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total shareholders' equity                                      659,773     660,052     726,137
- ---------------------------------------------------------------- ----------  ----------  ----------
    Total liabilities and shareholders' equity                   $9,935,012  $9,105,843  $9,662,284
- ---------------------------------------------------------------- ==========  ==========  ==========
- ----------------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED INCOME
- -----------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share and per share data)
                                                                       For the three months      For the nine months
                                                                        ended September 30,      ended September 30,
- -----------------------------------------------------------------------------------------------------------------------
                                                                            1994         1993         1994         1993
- -----------------------------------------------------------------------------------------------------------------------
Income From Earning Assets
- -----------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                             $114,896      $90,935     $320,899     $266,013
Interest on securities available for sale:
  U.S. Government and agencies                                           39,033        1,338      120,882        1,878
  States and political subdivisions                                       2,026           --        6,188           --
  Other                                                                  13,256          157       34,732          453
Interest on loans available for sale                                         14          275          399          275
Interest on investment securities:
  U.S. Government and agencies                                               --       33,642           --      102,028
  States and political subdivisions                                          --        2,266           --        6,943
  Other                                                                      --       20,367           --       79,221
Interest on money market investments                                      1,875        1,348        3,862        4,102
Interest on trading account securities                                        6           13           25           26
- -------------------------------------------------------------------     -------      -------      -------      -------
    Total income from earning assets                                    171,106      150,341      486,987      460,939
- -------------------------------------------------------------------     -------      -------      -------      -------
Interest Expense
- -----------------------------------------------------------------------------------------------------------------------
Interest on deposits                                                     63,855       60,128      174,081      181,840
Interest on federal funds purchased and securities
  sold under agreements to repurchase                                    10,035        7,488       31,847       22,784
Interest on other short-term borrowings                                     461          168        1,118          496
Interest on medium-term notes                                             7,228        3,701       17,829        6,365
Interest on Federal Home Loan Bank borrowings                             2,454           --        3,197           --
Interest on long-term debt                                                2,312        1,694        6,175        5,638
Interest on capitalized lease obligations                                   183          194          554          594
- -------------------------------------------------------------------     -------      -------      -------      -------
    Total interest expense                                               86,528       73,373      234,801      217,717
- -------------------------------------------------------------------     -------      -------      -------      -------
Net interest income                                                      84,578       76,968      252,186      243,222
Provision for loan losses                                                 3,900       42,807       16,321       74,141
- -------------------------------------------------------------------     -------      -------      -------      -------
    Net income from earning assets                                       80,678       34,161      235,865      169,081
- -------------------------------------------------------------------     -------      -------      -------      -------
Noninterest Income
- -----------------------------------------------------------------------------------------------------------------------
Trust income                                                              3,558        3,354       10,720       10,146
Deposit fees and charges                                                  8,826        8,448       26,072       25,297
Profits (losses) on securities available for sale and
  trading account securities                                             (4,363)         (16)       2,685        3,028
Investment securities gains                                                  --       50,680           --       50,680
Other income                                                              7,529        5,893       30,877       17,879
- -------------------------------------------------------------------     -------      -------      -------      -------
    Total noninterest income                                             15,550       68,359       70,354      107,030
- -------------------------------------------------------------------     -------      -------      -------      -------
Noninterest Expense
- -----------------------------------------------------------------------------------------------------------------------
Personnel expense                                                        30,937       29,195       94,082       83,148
Occupancy and equipment expense                                          10,293        9,757       31,326       29,034
FDIC insurance expense                                                    3,708        3,716       11,209       10,877
Other real estate expense                                                    51       11,953        7,360       14,588
Other expense                                                            10,931       10,016       34,529       28,487
- -------------------------------------------------------------------     -------      -------      -------      -------
   Total noninterest expense                                            55,920       64,637      178,506      166,134
- -------------------------------------------------------------------     -------      -------      -------      -------
Earnings
- -----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               40,308       37,883      127,713      109,977
Income tax expense                                                       12,909       11,142       41,440       32,792
- -------------------------------------------------------------------     -------      -------      -------      -------
    Net income                                                          $27,399      $26,741      $86,273      $77,185
- -------------------------------------------------------------------     =======      =======      =======      =======
Earnings Per Share
- -----------------------------------------------------------------------------------------------------------------------
Net income                                                                $0.70        $0.69        $2.21        $2.00
Average shares outstanding                                           39,207,086   38,816,446   39,125,706   38,669,771
- -----------------------------------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED CASH FLOWS
- ------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) For the nine months ended September 30,
                                                                                           1994           1993
- ------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
- ------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $86,273        $77,185
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                 16,321         74,141
  Depreciation of premises and equipment                                                    11,414         10,418
  Net amortization of premium and accretion of discount on investment securities
    and securities available for sale                                                        1,530         11,338
  Gains on investment securities                                                                --        (50,680)
  Gains on securities available for sale                                                    (3,197)        (3,393)
  Deferred income taxes                                                                     (4,713)        (7,076)
  (Increase) decrease in trading account securities                                          1,164           (132)
  Net (increase) decrease in loans available for sale                                       35,491        (15,517)
  Decrease in accrued interest receivable                                                    5,731          7,879
  Increase in accrued interest payable                                                       2,480          7,879
  Other, net                                                                               (40,462)       113,465
- --------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided by operating activities                                            112,032        225,507
- --------------------------------------------------------------------------------------- ----------     ----------
INVESTING ACTIVITIES
- ------------------------------------------------------------------------------------------------------------------
Purchases of securities available for sale                                              (1,549,091)      (687,447)
Proceeds from sales of securities available for sale                                     1,508,998        239,430
Proceeds from maturities and repayments of securities available for sale                   451,099          3,511
Purchases of investment securities                                                              --       (617,998)
Proceeds from sales of investment securities                                                    --        626,426
Proceeds from maturities and repayments of investment securities                                --        608,655
Net increase in loans                                                                     (836,323)      (547,511)
Purchases of premises and equipment                                                        (11,125)        (9,811)
Proceeds from the disposition of premises and equipment                                        255            329
Proceeds from the disposition of other real estate owned                                    14,252         11,768
- --------------------------------------------------------------------------------------- ----------     ----------
      Net cash used by investing activities                                               (421,935)      (372,648)
- --------------------------------------------------------------------------------------- ----------     ----------
FINANCING ACTIVITIES
- ------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in demand, interest checking and regular savings deposits          (85,451)       151,920
Net decrease in money market accounts                                                      (18,831)      (156,083)
Net increase in consumer certificates                                                      808,155         19,243
Net decrease in certificates of deposit $100,000 and over                                 (202,403)       (45,217)
Net increase (decrease) in short-term borrowings                                          (429,346)       280,464
Proceeds from medium-term notes and FHLB borrowings                                        337,800             --
Proceeds from long-term debt                                                                   100             --
Payments on long-term debt and capitalized lease obligations                                (1,297)        (7,647)
Proceeds from issuance of common stock                                                       3,299         10,070
Cash dividends                                                                             (31,653)       (27,397)
- --------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided by financing activities                                            380,373        225,353
- --------------------------------------------------------------------------------------- ----------     ----------
      Increase in cash and cash equivalents                                                 70,470         78,212
      Cash and cash equivalents at beginning of year                                       457,662        562,940
- --------------------------------------------------------------------------------------- ----------     ----------
      Cash and cash equivalents at end of period                                          $528,132       $641,152
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

Results of Operations
- ---------------------

     Net income for the first nine months of 1994 was $86.3 million, 11.8% higher than the $77.2 million earned in the first nine months of 1993.
On a per share basis, net income increased 10.5% to $2.21 from $2.00.

    On a tax-equivalent basis, net interest income for the nine months increased modestly to $258.1 million from the $250.6 million earned in the corresponding 1993 period. The net interest margin was 3.88% for the nine months ended September 30, 1994, down sixteen basis points from 4.04% during the same period in 1993. Average earning assets increased by $600.7 million, or 7.24%, while income on the earning assets grew by $24.5 million or 5.24%. The growth in volume, however, was mitigated by declines in the rates earned. On the other side of the ledger, average interest-bearing liabilities grew by $418.4 million, or 5.7%. The increase in interest expense on these liabilities of $17.1 million, or 7.85%, was influenced by both volume as well as rate increases, with volume having the greater impact. The lower growth in net interest income and the decline in net interest margin during the nine-month period were the direct result of the dynamic interaction of the changing mix of the earning assets, their volumes and rates against similar changes occurring in the interest-bearing liabilities. The strains that these forces are exerting upon the Company's margins are manifest in the interest sensitivity analysis and are the focus of management's attention. Efforts are currently underway to determine the necessary strategies and the time of their implementation that should be employed to redress the imbalance.

    The provision for loan losses was $16.3 million for the nine months ended September 30, 1994 compared with $74.1 million recorded for the corresponding period in 1993. The significant decline in the provision tracks with comparable decreases in the charge-offs from one period to the other. In the 1993 period, the commercial and commercial real estate and construction loans incurred $61.0 million in net charge-offs while in the 1994 period these same categories experienced only $1.4 million in net charge-offs. In the 1993 period, the ratio (annualized) of net charge-offs to average loans was 2.29%; improvements in the quality of the portfolios have seen this ratio decline to .29% for 1994.

    Noninterest income totalled $70.4 million for the first nine months of 1994 compared with $107.0 million for the 1993 level. This 34.3% decline in noninterest income was primarily due to a $4.4 million securities loss with the sale of treasury securities in July when compared to a $53.7 million securities gain for 1993. The reinvestment of these securities at higher yields will contribute to future earnings and improvement in the Company's net interest margins and net interest income. Excluding the impact of securities gains or losses, noninterest income grew 26.9% for the nine months ended September 30, 1994.

    Noninterest expense for the first nine months of 1994 increased 7.4% to $178.5 million compared to the same period in 1993, due primarily to higher costs relating to personnel, employee benefit and incentive program and expenses associated with occupancy and equipment.

Balance Sheet
- -------------

    Total assets as of September 30, 1994 were $9.9 billion, an increase of 9.1% from September 30, 1993. Total loans at September 30, 1994 were
$5.6 billion, or 26.9% higher than at September 30, 1993, reflecting strong demand for all loan categories. Total deposits were $7.2 billion at September 30, 1994, which grew 7.8% from September 30, 1993 as a result of core deposit growth. The recent growth in fixed rate certificates of deposit will reduce exposure to future rate increases. Shareholders' equity at September 30, 1994 was $737.0 million, or 7.4%
of total assets. At September 30, 1993, shareholders' equity was $660.1 million, or 7.2% of total assets. The book value per share grew 10.5% from $16.99 at September 30, 1993 to $18.77 at September 30, 1994.

    The return on average total assets during the first nine months of 1994 was 1.23% compared to 1.17% for the comparable 1993 period. The return on average shareholders' equity was 16.21% in 1994 versus 16.27% in 1993.

Asset Quality
- -------------

    Nonperforming assets as of September 30, 1994 were $96.6 million, or .97% of total assets, compared to $132.1 million or 1.37% of total assets at December 31, 1993 and $135.2 million or 1.48% of total assets at September 30, 1993. At September 30, 1994, nonperforming assets were 1.72% of loans and foreclosed properties, compared to 2.72% at December 31, 1993 and 3.04% at September 30, 1993. The lower level of nonperforming assets was a result of improved real estate market across the Commonwealth of Virginia and persistent success in problem loan resolution.

    The allowance for loan losses at September 30, 1994 was $110.0 million or, 1.97% of loans, compared to $105.0 million or 2.18% of loans at December 31, 1993 and $105.0 million or 2.38% of loans at September 30, 1993. At September 30, 1994, the allowance for loan losses to nonperforming assets was 113.91%, compared to 79.49% at December 31, 1993 and 77.67% at September 30, 1993. Net loan charge-offs for the nine months ended September 30, 1994 were $11.3 million, representing .29% of average loans on an annualized basis compared to $76.3 million or 1.80% for the year ended December 31, 1993 and $70.9 million or 2.29% for the nine months ended September 30, 1993.

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

Capital Resources
- -----------------

    The Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines at September 30, 1994. At September 30, 1994, the Company's total risk-based capital was $937.7 million, as compared to $870.4 million at year-end 1993 and $847.0 million at September 30, 1993. The ratio of total risk-based capital to risk-weighted assets was 14.29% at September 30, 1994 compared to 14.88% and 15.03% at December 31, 1993 and September 30, 1993, respectively. At September 30, 1994, the Company's leverage ratio was 7.37%, compared to 7.10% and 6.98% at December 31, 1993 and September 30, 1993, respectively. At September 30, 1994, the Bank's total risk-based capital and leverage ratios were 13.63% and 6.93%, respectively.

    The data related to shareholders' equity, book value, returns on average total assets and average shareholders' equity and capital ratios mentioned herein are computed without giving effect to the adjustment to shareholders' equity required by Statement No. 115 of the Financial Accounting Standards Board.

Derivatives
- -----------

    Financial derivatives are used by the Company in the normal course of its business and consist principally of interest-rate swaps. The majority of swaps are simple interest-rate swaps, i.e., pay fixed - receive variable, or pay variable - receive fixed. The Company has a few index amortizing swaps that are substantially the same as the simple swaps but contain provisions for early termination or scheduled amortization of the notional amount in the event the index rate, (e.g. LIBOR) is below a certain level at a specific time. The Company's market risk exposure in derivatives is monitored by a unit independent of that which enters into the transactions. Monitoring is performed via monthly analyses that seek to quantify the impact on the Company's interest rate risk position, capital and other elements of the Company's business. For the nine months ended September 30, 1994, the Company earned $38.1 million in interest income and incurred $32.2 million of interest expense on its derivatives activities. Included herein are schedules which provide information on the notional amounts, interest rates, maturities and current unrealized gains or losses on the swaps, as well as the activity in swap transactions for the nine months ended September 30, 1994.


TABLE 1 - DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNT
SEPTEMBER 30, 1994
- ---------------------------------------------------------------------------------------------------------
                                              Pay Fixed/             Pay Variable/              Total
                                               Receive                 Receive                   All
                                               Variable                 Fixed                   Swaps
- ---------------------------------------------------------------------------------------------------------
Beginning balance                               $125,000                $850,000                $975,000
New swaps                                         76,792                      --                  76,792
Terminated swaps                                      --                      --                      --
Expired swaps                                    (50,016)                     --                 (50,016)
- -------------------------------------           --------                --------              ----------
Ending balance                                  $151,776                $850,000              $1,001,776
- -------------------------------------           ========                ========              ==========
- ---------------------------------------------------------------------------------------------------------


TABLE 2 - DERIVATIVE FINANCIAL INSTRUMENTS - EXPECTED MATURITIES
SEPTEMBER 30, 1994
- --------------------------------------------------------------------------------------------------------
                                   1 Year      3rd Year    5th Year    7th Year
- --------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
- --------------------------------------------------------------------------------------------------------
Notional amount                      $75,000     $50,000     $24,794      $1,982
Weighted average pay rate               5.37%       6.42%       6.80%       7.03%
Weighted average receive rate *         5.74%       7.00%       7.41%       7.70%
- --------------------------------------------------------------------------------------------------------
                                   1 Year      2nd Year    3rd Year    4th Year    9th Year
- --------------------------------------------------------------------------------------------------------
Receive Fixed/Pay Variable
- --------------------------------------------------------------------------------------------------------
Notional amount                     $300,000    $200,000    $100,000    $100,000    $150,000
Weighted average pay rate               5.78%       6.69%       6.83%       7.15%       7.60%
Weighted average receive rate *         5.00%       4.83%       4.77%       5.59%       7.10%
- --------------------------------------------------------------------------------------------------------
* Weighted average variable rates based upon forward yield curve from date of analysis through maturity.

TABLE 3 - DERIVATIVE FINANCIAL INSTRUMENTS - SUMMARY OF INTEREST-RATE SWAPS
SEPTEMBER 30, 1994
- --------------------------------------------------------------------------------------------------------
                                  Notional     Weighted Average Rate   Maturity   Unrecognized
                                   Amount       Receive         Pay    In Years  Gains (Losses)
- --------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable          $151,776        4.95%       5.97%       2.05        $734
Receive Fixed/Pay Variable           850,000        5.37%       5.00%       2.72     (21,247)
- ----------------------------      ----------                                        ---------
  Total Interest-rate swaps       $1,001,776        5.31%       5.15%       2.62    ($20,513)
- ----------------------------      ==========                                        =========
- --------------------------------------------------------------------------------------------------------

                                 PART II
                                 -------

                            OTHER INFORMATION
                            -----------------

                      CENTRAL FIDELITY BANKS, INC.

     ITEM 6. Exhibits and Reports on Form 8-K.
     A. Exhibits:

         11. Statement re computation of per share earnings - filed herewith.

     B. Reports on Form 8-K:

        Reports on Form 8-K were filed on August 18, 1994 and September 14, 1994 reporting the passing of the Company's Chairman and Co-Chief Executive Officer, Carroll L. Saine and that its President and Co-Chief Executive Officer Lewis N. Miller, Jr. was elected Chairman of the Board and Chief Executive Officer, respectively.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FIDELITY BANKS, INC.
- ----------------------------
        (Registrant)



/s/ Charles W. Tysinger
Charles W. Tysinger
Corporate Executive Officer and Treasurer
(Principal Financial Officer)



/s/ James F. Campbell
James F. Campbell
Senior Vice President & Controller
(Principal Accounting Officer)

Date: November 14, 1994