Form 10-Q/A
period 1994-09-30
CENTRAL FIDELITY BANKS INC
filed 1994-11-22
CIK 276235

TRANSMITTAL LETTER

Central Fidelity Banks, Inc.
1021 East Cary Street
Richmond, Virginia 23219
(804) 782-4000

November 22, 1994

BY EDGAR SYSTEM
- ---------------

Securities and Exchange Commission
450 Fifth Street
Washington, D. C. 20549-1004

Attn: Filing Desk

Re:  Central Fidelity Banks, Inc. Form 10-Q/A Filing
     -----------------------------------------------

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q/A for the quarter ended September 30, 1994.

Sincerely,

Central Fidelity Banks, Inc.

/s/ Vivian Y. Woo

Vivian Y. Woo
Vice President and Assistant Controller

Enclosure





                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                           Form 10-Q/A No. 1


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1994


                     Commission file number 0-8829


                      CENTRAL FIDELITY BANKS, INC.
         (Exact name of registrant as specified in its charter)

               Virginia                             54-1091649
       (State of incorporation)             (I.R.S. Employer
                                               Indentification No.)

              1021 East Cary Street                    23219
               Richmond, Virginia                    (Zip Code)
      (Address of principal executive offices)

                             (804) 782-4000
         (Registrant's telephone number, including area code)


     Central Fidelity Banks, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


     As of November 10, 1994, the latest practicable date, Central Fidelity Banks, Inc. had 39,267,854 shares of its Common Stock outstanding. This is the only class of outstanding shares.


     This purpose of this amendment is to include Exhibit 27 - Financial Data Schedule as reqired.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned, thereunto duly authorized. duly authorized.

CENTRAL FIDELITY BANKS, INC.
- ----------------------------
        (Registrant)



/s/ James F. Campbell
James F. Campbell
Senior Vice President & Controller
(Principal Accounting Officer)

Date: November 22, 1994