Form 10-K
CENTRAL FIDELITY BANKS INC
filed 1995-03-24
CIK 276235

TRANSMITTAL LETTER

Central Fidelity Banks, Inc.
1021 East Cary Street
Richmond, Virginia 23219
(804) 782-4000

March 24, 1995

BY EDGAR SYSTEM
---------------

Securities and Exchange Commission
450 Fifth Street
Washington, D.C. 20549-1004

Attn:  Filing Desk

Re:  Central Fidelity Banks, Inc. Form 10-K Filing
     ---------------------------------------------

Ladies and Gentlemen:

     On behalf of Central Fidelity Banks, Inc., I enclose for filing the Company's Annual Report on Form 10-K with exhibits for the year ended December 31, 1994.

     This report was prepared on the integrated basis and meets the requirements of Exchange Act Rules 14a-3 as to the furnishing of annual report to security holders. Accordingly, these copies are also submitted to satisfy the 14-a3(c) requirements under said rules.

     In accordance with the provisions of the Lockbox Rule, Rule 3a of the Commission's Rules of Practice, as effective April 26, 1993, the annual filing fees in the amount of $250.00 were wired from the Registrant's account at Central Fidelity National Bank, Richmond, Virginia, to the Commission's lockbox depository at the Mellon Bank in Pittsburgh.

Sincerely yours,

/s/ Vivian Y. Woo

Vivian Y. Woo
Vice President and Assistant Controller

Enclosures



SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT 1934

For the fiscal year ended December 31, 1994

COMMISSION FILE NUMBER 0-8829

CENTRAL FIDELITY BANKS, INC.
(Exact name of registrant as specified in its charter)

          Virginia				          54-1091649
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

1021 East Cary Street, P. O. Box 27602, Richmond, Virginia 23261
   (Address of Principal Executive Offices)                (Zip Code)

(804) 782-4000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock at $5 par value
(Title of class)

     Common shares outstanding as of March 2, 1995 - 39,461,475

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                                     No

     The registrant's Proxy Statement for use at the Annual Meeting of Shareholders on may 10, 1995, is incorporated by reference in Part III of this Form 10-K. Said Proxy Statement also contains information with respect to compliance with item 405 of Regulation S-K.

     The aggregate market value of the registrant's voting stock held by nonaffiliates as of March 2, 1995 was $1,044,210,000.

     No action has been taken on the part of the Securities and Exchange Commission to approve or disapprove of this Form 10-K and Annual Report to Shareholders or to pass upon its accuracy or adequacy.


CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) December 31,

                                                                                      1994            1993
--------------------------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------------------------------------
Cash and due from banks (note 3)                                                      $274,813       $264,531
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                                                         196,859        193,131
  Trading account securities                                                             1,417          1,505
---------------------------------------------------------------------------------- -----------     ----------
      Total temporary investments                                                      198,276        194,636
---------------------------------------------------------------------------------- -----------     ----------
Assets available for sale:
  Securities:
    U.S. Government and agencies                                                     2,516,781      3,193,391
    States and political subdivisions                                                  142,530        170,981
    Other                                                                              827,070        735,734
---------------------------------------------------------------------------------- -----------     ----------
      Total securities available for sale (note 4)                                   3,486,381      4,100,106
---------------------------------------------------------------------------------- -----------     ----------
  Loans                                                                                  2,186         37,773
---------------------------------------------------------------------------------- -----------     ----------
      Total assets available for sale                                                3,488,567      4,137,879
---------------------------------------------------------------------------------- -----------     ----------
Loans (note 5):
  Commercial and commercial real estate                                              1,879,499      1,711,092
  Construction                                                                         305,457        289,199
  Residential real estate                                                            1,556,243      1,136,278
  Consumer second mortgage                                                             552,301        458,294
  Installment                                                                          871,115        670,487
  Bank card                                                                            605,292        509,386
---------------------------------------------------------------------------------- -----------     ----------
      Total loans                                                                    5,769,907      4,774,736
  Allowance for loan losses (note 6)                                                  (110,000)      (105,000)
---------------------------------------------------------------------------------- -----------     ----------
      Net loans                                                                      5,659,907      4,669,736
---------------------------------------------------------------------------------- -----------     ----------
Accrued interest receivable                                                             59,933         65,754
Premises and equipment, net (note 7)                                                   147,177        146,933
Due from customers on acceptances                                                       13,663         16,923
Other assets (notes 8 and 11)                                                          211,836        165,892
---------------------------------------------------------------------------------- -----------     ----------
      Total assets                                                                 $10,054,172     $9,662,284
---------------------------------------------------------------------------------- ===========     ==========

Liabilities
--------------------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                                              $953,655       $926,917
  Interest checking                                                                    649,310        662,122
  Regular savings                                                                      770,663        863,627
  Consumer certificates                                                              3,630,232      2,756,087
  Money market accounts                                                                976,188      1,009,577
  Certificates of deposit $100,000 and over                                            247,196        437,686
---------------------------------------------------------------------------------- -----------     ----------
    Total deposits                                                                   7,227,244      6,656,016
---------------------------------------------------------------------------------- -----------     ----------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase (note 9)                                          1,040,870      1,457,341
  Other short-term borrowings (note 9)                                                  61,998         26,913
  Medium-term notes (note 10)                                                          561,500        411,500
  Federal Home Loan Bank borrowings (note 10)                                          236,500             --
  Long-term debt (note 10)                                                             150,440        151,389
  Capitalized lease obligations (note 7)                                                 8,167          8,514
---------------------------------------------------------------------------------- -----------     ----------
    Total borrowings                                                                 2,059,475      2,055,657
---------------------------------------------------------------------------------- -----------     ----------
Dividends payable                                                                       11,001          9,752
Accrued interest payable                                                                36,211         25,148
Bank acceptances outstanding                                                            13,663         16,923
Accounts payable and accrued liabilities (note 13)                                      83,506        172,651
---------------------------------------------------------------------------------- -----------     ----------
    Total liabilities                                                                9,431,100      8,936,147
---------------------------------------------------------------------------------- -----------     ----------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Preferred stock, none issued (note 12)                                                      --             --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued 1994 - 39,324,228;
  1993 - 39,022,790 (notes 12 and 14)                                                  196,621        195,114
Capital surplus                                                                        180,458        177,921
Retained earnings (note 2)                                                             348,219        307,249
---------------------------------------------------------------------------------- -----------     ----------
    Total shareholders' equity before unrealized gains (losses)                        725,298        680,284
Unrealized gains (losses) on securities available for sale, net of income taxes       (102,226)        45,853
---------------------------------------------------------------------------------- -----------     ----------
    Total shareholders' equity                                                         623,072        726,137
---------------------------------------------------------------------------------- -----------     ----------
Commitments and contingent liabilities (notes 7, 13 and 16)
    Total liabilities and shareholders' equity                                     $10,054,172     $9,662,284
---------------------------------------------------------------------------------- ===========     ==========
--------------------------------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.


STATEMENT OF CONSOLIDATED INCOME
--------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands, except share and per share data) Year Ended December 31,

                                                                            1994         1993         1992
--------------------------------------------------------------------------------------------------------------
Income From Earning Assets
--------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                                 $441,728     $359,504     $351,972
Interest on securities available for sale:
  U.S. Government and agencies                                              160,822       45,869       56,922
  States and political subdivisions                                           8,205        2,059           --
  Other                                                                      49,173       11,886          287
Interest on loans available for sale                                            432          690           --
Interest on investment securities:
  U.S. Government and agencies                                                   --      102,028      101,395
  States and political subdivisions                                              --        6,943       10,095
  Other                                                                          --       79,221       54,816
Interest on money market investments                                          5,433        5,752        4,629
Interest on trading account securities                                           41           34           47
------------------------------------------------------------------------ ----------   ----------   ----------
    Total income from earning assets                                        665,834      613,986      580,163
------------------------------------------------------------------------ ----------   ----------   ----------
Interest Expense
--------------------------------------------------------------------------------------------------------------
Interest on deposits (note 15)                                              243,632      239,178      252,333
Interest on federal funds purchased and securities
  sold under agreements to repurchase                                        44,171       31,752       29,577
Interest on other short-term borrowings                                       1,663          663          894
Interest on medium-term notes                                                25,403        9,949           --
Interest on Federal Home Loan Bank borrowings                                 6,406           --           --
Interest on long-term debt                                                    8,681        7,405        2,046
Interest on capitalized lease obligations                                       735          784          847
------------------------------------------------------------------------ ----------   ----------   ----------
    Total interest expense                                                  330,691      289,731      285,697
------------------------------------------------------------------------ ----------   ----------   ----------
Net interest income                                                         335,143      324,255      294,466
Provision for loan losses (note 6)                                           24,359       79,509       99,757
------------------------------------------------------------------------ ----------   ----------   ----------
    Net income from earning assets                                          310,784      244,746      194,709
------------------------------------------------------------------------ ----------   ----------   ----------
Noninterest Income
--------------------------------------------------------------------------------------------------------------
Trust income                                                                 13,926       13,621       12,208
Deposit fees and charges                                                     34,557       33,898       29,792
Profits (losses) on securities available for sale
  and trading account securities (note 4)                                   (25,984)       3,695       52,827
Investment securities gains, net (note 4)                                        --       50,680           --
Other income (note 15)                                                       35,860       23,909       20,595
------------------------------------------------------------------------ ----------   ----------   ----------
    Total noninterest income                                                 58,359      125,803      115,422
------------------------------------------------------------------------ ----------   ----------   ----------
Noninterest Expense
--------------------------------------------------------------------------------------------------------------
Personnel expense (note 13)                                                 127,683      115,917      104,060
Occupancy and equipment expense                                              41,653       38,752       38,313
FDIC insurance expense                                                       14,910       14,612       11,886
Other real estate expense                                                    11,786       15,108        4,715
Other expense (note 15)                                                      49,191       38,909       41,859
------------------------------------------------------------------------ ----------   ----------   ----------
    Total noninterest expense                                               245,223      223,298      200,833
------------------------------------------------------------------------ ----------   ----------   ----------
Earnings
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  123,920      147,251      109,298
Income tax expense (note 11)                                                 39,056       44,334       30,782
------------------------------------------------------------------------ ----------   ----------   ----------
Net Income                                                                  $84,864     $102,917      $78,516
------------------------------------------------------------------------ ==========   ==========   ==========
Earnings Per Share
--------------------------------------------------------------------------------------------------------------
Net income                                                                    $2.17        $2.66        $2.25
Average shares outstanding                                               39,163,599   38,737,447   34,962,561
--------------------------------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.


STATEMENT OF CONSOLIDATED CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) Year Ended December 31,

                                                                                 1994           1993           1992
-----------------------------------------------------------------------------------------------------------------------
Operating Activities
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                       $84,864       $102,917        $78,516
Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Provision for loan losses                                                     24,359         79,509         99,757
    Depreciation of premises and equipment                                        15,248         13,879         14,142
    Net amortization of premium and accretion of discount on investment
      securities and securities available for sale                                 1,132         19,727          7,013
    Gains on investment securities                                                    --        (50,680)            --
    (Gains) losses on securities available for sale                               25,292         (4,182)       (49,834)
    Deferred income taxes                                                          1,272         (5,168)       (16,234)
    (Increase) decrease in trading account securities                                 88           (761)            19
    (Increase) decrease in loans available for sale                               35,587        (37,773)            --
    (Increase) decrease in accrued interest receivable                             5,821          2,355        (21,487)
    Increase (decrease) in accrued interest payable                               11,063          8,288         (5,640)
    Other, net                                                                   (77,388)       136,336       (135,613)
----------------------------------------------------------------------------- ----------     ----------     ----------
      Net cash provided (used) by operating activities                           127,338        264,447        (29,361)
----------------------------------------------------------------------------- ----------     ----------     ----------
Investing Activities
-----------------------------------------------------------------------------------------------------------------------
Purchases of securities available for sale                                    (2,436,679)    (1,745,356)      (492,270)
Proceeds from sales of securities available for sale                           2,266,537        532,910      2,242,506
Proceeds from maturities and repayments of securities available
  for sale                                                                       529,629        503,839         38,124
Purchases of investment securities                                                    --       (617,998)    (2,826,308)
Proceeds from sales of investment securities                                          --        626,426             --
Proceeds from maturities and repayments of investment securities                      --        608,655        455,810
Net increase in loans                                                         (1,020,589)      (938,099)      (407,429)
Purchases of premises and equipment                                              (16,548)       (13,469)       (23,589)
Proceeds from the disposition of premises and equipment                              960            657            471
Proceeds from the disposition of foreclosed properties                            26,917         25,794         28,479
Net cash received in acquisitions                                                     --             --         64,739
----------------------------------------------------------------------------- ----------     ----------     ----------
      Net cash used by investing activities                                     (649,773)    (1,016,641)      (919,467)
----------------------------------------------------------------------------- ----------     ----------     ----------
Financing Activities
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in demand, interest checking and regular
  savings deposits                                                               (79,038)       256,887        418,295
Net increase (decrease) in consumer certificates                                 874,145         (2,752)      (305,181)
Net increase (decrease) in money market accounts                                 (33,389)      (170,690)       226,480
Net increase (decrease) in certificates of deposit $100,000 and over            (190,490)       (99,882)       266,604
Net increase (decrease) in short-term borrowings                                (381,386)       282,512        184,304
Proceeds from medium-term notes and FHLB borrowings                              386,500        411,500             --
Proceeds from long-term debt                                                         100             --        150,000
Payments on long-term debt and capitalized lease obligations                      (1,396)        (7,871)        (4,952)
Proceeds from issuance of common stock                                             4,044         14,322        124,735
Cash dividends                                                                   (42,645)       (37,110)       (26,925)
----------------------------------------------------------------------------- ----------     ----------     ----------
      Net cash provided by financing activities                                  536,445        646,916      1,033,360
----------------------------------------------------------------------------- ----------     ----------     ----------
      Increase (decrease) in cash and cash equivalents                            14,010       (105,278)        84,532
      Cash and cash equivalents at beginning of year                             457,662        562,940        478,408
----------------------------------------------------------------------------- ----------     ----------     ----------
      Cash and cash equivalents at end of year                                  $471,672       $457,662       $562,940
----------------------------------------------------------------------------- ==========     ==========     ==========
-----------------------------------------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.


STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands)

                                                                                             Unrealized
                                                                                           Gains (Losses)
                                                                                            on Securities       Total
                                                Common     Common     Capital   Retained     Available      Shareholders'
                                                Shares      Stock     Surplus   Earnings      for Sale         Equity
-------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1992
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                     21,811   $109,053    $60,791   $257,631         $     --       $427,475
Net income                                           --         --         --     78,516               --         78,516
Sale of common stock                              3,450     17,250     95,569         --               --        112,819
Common stock issued under Plans                     363      1,814     10,194         --               --         12,008
Cash dividends declared on
  common stock ($.82 per share)                      --         --         --    (28,739)              --        (28,739)
Stock split in the form of a dividend
  declared January 13, 1993                      12,808     64,042         --    (64,134)              --            (92)
---------------------------------------------    ------   --------   --------   --------         --------       --------
Balance at end of year                           38,432    192,159    166,554    243,274               --        601,987
---------------------------------------------    ------   --------   --------   --------         --------       --------
Year ended December 31, 1993
-------------------------------------------------------------------------------------------------------------------------
Net income                                           --         --         --    102,917               --        102,917
Common stock issued under Plans                     591      2,955     11,367         --               --         14,322
Cash dividends declared on
  common stock ($1.00 per share)                     --         --         --    (38,942)              --        (38,942)
Unrealized gains on securities available
  for sale, net of income taxes of
  $24,690                                            --         --         --         --           45,853         45,853
---------------------------------------------    ------   --------   --------   --------         --------       --------
Balance at end of year                           39,023    195,114    177,921    307,249           45,853        726,137
---------------------------------------------    ------   --------   --------   --------         --------       --------
Year ended December 31, 1994
-------------------------------------------------------------------------------------------------------------------------
Net income                                           --         --         --     84,864               --         84,864
Common stock issued under Plans                     301      1,507      2,537         --               --          4,044
Cash dividends declared on
  common stock ($1.12 per share)                     --         --         --    (43,894)              --        (43,894)
Change in unrealized gains on securities
  available for sale, net of income taxes
  of $79,735                                         --         --         --         --         (148,079)      (148,079)
---------------------------------------------    ------   --------   --------   --------         --------       --------
Balance at end of year                           39,324   $196,621   $180,458   $348,219        ($102,226)      $623,072
---------------------------------------------    ======   ========   ========   ========         ========       ========
-------------------------------------------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.


COMBINED BALANCE SHEET
---------------------------------------------------------------------------------------------------------
Subsidiary Banks of Central Fidelity Banks, Inc.

(In Thousands) December 31,
                                                                                    1994         1993
---------------------------------------------------------------------------------------------------------
Assets
---------------------------------------------------------------------------------------------------------
Cash and due from banks (note 3)                                                   $274,746     $264,939
Temporary investments:
  Federal funds sold and securities
    purchased under agreements to resell                                            166,831      171,813
  Trading account securities                                                          1,417        1,505
-------------------------------------------------------------------------------  ----------   ----------
    Total temporary investments                                                     168,248      173,318
-------------------------------------------------------------------------------  ----------   ----------
Assets available for sale:
  Securities                                                                      3,480,617    4,094,431
  Loans                                                                               2,186       37,773
-------------------------------------------------------------------------------  ----------   ----------
    Total assets available for sale                                               3,482,803    4,132,204
-------------------------------------------------------------------------------  ----------   ----------
Loans (note 5)                                                                    5,769,907    4,774,736
  Allowance for loan losses (note 6)                                               (110,000)    (105,000)
-------------------------------------------------------------------------------  ----------   ----------
    Net loans                                                                     5,659,907    4,669,736
-------------------------------------------------------------------------------  ----------   ----------
Accrued interest receivable                                                          59,915       65,752
Premises and equipment, net (note 7)                                                147,177      146,933
Due from customers on acceptances                                                    13,663       16,923
Other assets (notes 8 and 11)                                                       184,946      146,665
-------------------------------------------------------------------------------  ----------   ----------
    Total assets                                                                 $9,991,405   $9,616,470
-------------------------------------------------------------------------------  ==========   ==========
Liabilities
---------------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                                           $953,665     $926,929
  Interest checking                                                                 649,310      662,122
  Regular savings                                                                   770,663      863,627
  Consumer certificates                                                           3,630,232    2,756,087
  Money market accounts                                                             976,188    1,009,577
  Certificates of deposit $100,000 and over                                         247,196      437,686
-------------------------------------------------------------------------------  ----------   ----------
    Total deposits                                                                7,227,254    6,656,028
-------------------------------------------------------------------------------  ----------   ----------
Borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase                                           1,060,229    1,479,480
  Other short-term borrowings                                                        36,801        9,988
  Medium-term notes (note 10)                                                       561,500      411,500
  Federal Home Loan Bank borrowings (note 10)                                       236,500           --
  Note payable to parent company                                                    150,000      150,000
  Long-term debt (note 10)                                                              440        1,389
  Capitalized lease obligations (note 7)                                              8,167        8,514
-------------------------------------------------------------------------------  ----------   ----------
    Total borrowings                                                              2,053,637    2,060,871
-------------------------------------------------------------------------------  ----------   ----------
Accrued interest payable                                                             36,190       25,170
Bank acceptances outstanding                                                         13,663       16,923
Accounts payable and accrued liabilities (note 13)                                   82,054      171,206
-------------------------------------------------------------------------------  ----------   ----------
    Total liabilities                                                             9,412,798    8,930,198
-------------------------------------------------------------------------------  ----------   ----------
Shareholder's Equity
---------------------------------------------------------------------------------------------------------
Common stock                                                                        167,275      167,275
Capital surplus                                                                     174,376      174,376
Retained earnings (note 2)                                                          339,182      298,768
-------------------------------------------------------------------------------  ----------   ----------
    Total shareholder's equity before unrealized gains (losses)                     680,833      640,419
Unrealized gains (losses) on securities available for sale, net of income taxes    (102,226)      45,853
-------------------------------------------------------------------------------  ----------   ----------
    Total shareholder's equity                                                      578,607      686,272
-------------------------------------------------------------------------------  ----------   ----------
Commitments and contingent liabilities (notes 7, 13 and 16)
    Total liabilities and shareholder's equity                                   $9,991,405   $9,616,470
-------------------------------------------------------------------------------  ==========   ==========
---------------------------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Central Fidelity Banks, Inc. ("Central Fidelity" or the "Company") and its subsidiaries operate within the commercial banking industry. The accounting and reporting policies used in preparing these financial statements conform to generally accepted accounting principles and to general practices within the industry. The consolidated financial statements include the accounts and results of operations of Central Fidelity and its subsidiaries, all of which are wholly owned. The Combined Balance Sheet includes the accounts of the bank subsidiaries only.

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

CASH FLOW INFORMATION - For purposes of the Statement of Consolidated Cash Flows, the Company considers amounts due from banks and money market investments which have original maturities of three months or less to be cash equivalents. During the years ended December 31, 1994, 1993 and 1992, cash paid for interest was $319,628,000, $281,443,000 and $288,955,000, and cash paid for income taxes was $41,372,000, $53,485,000 and $50,555,000, respectively. During 1994, 1993 and
1992, other assets increased as a result of loan foreclosures in the amount of $6,059,000, $40,408,000 and $22,737,000, respectively, representing non-cash investing activities for purposes of the Statement of Consolidated Cash Flows.

MONEY MARKET INVESTMENTS - Money market investments are carried at cost, which approximates fair value. These assets are highly liquid short-term investments generally maturing within one year which arise from Central Fidelity's and its subsidiary banks' money market activities. They include the overnight investment of excess reserves, securities purchased under agreements to resell, and the investment in certificates of deposit of unrelated banks. Interest earned on money market investments is reflected as "Interest on money market investments" in the Statement of Consolidated Income.

SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES - When securities are purchased, they are classified as investment securities when management has the positive intent, and the Company has the ability at the time of purchase to hold them until maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Premiums are amortized (deducted) and discounts are accreted (added) to interest income on investment securities using methods that approximate the level yield method. At September 30, 1993, all investment securities were reclassified as securities available for sale.

     Securities held for indefinite periods of time but not intended to be held to maturity, are classified as available for sale and are accounted for at fair value. Unrealized gains and losses are reported in a separate component of shareholders' equity in the Consolidated Balance Sheet. These include securities used as part of the Company's asset/liability strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, satisfy regulatory requirements or other similar factors. Interest earned on securities available for sale is reflected as "Interest on securities available for sale" in the Statement of Consolidated Income. Gains and losses arising from the sale of securities available for sale are included in "Profits (losses) on securities available for sale and trading account securities."

TRADING ACCOUNT SECURITIES - Trading account securities are carried at fair value. Interest rate futures, options, and forward contracts used in trading activities are carried at fair value. These contracts, used in the management of interest rate exposure, are purchased and sold only on a matched-off basis. Interest earned on trading account securities is reflected as "Interest on trading account securities" in the Statement of Consolidated Income. Gains and losses arising from the sale of trading account securities and market adjustments are included in "Profits (losses) on securities available for sale and trading account securities."

INTEREST RATE SWAPS - The Company utilizes interest rate swaps to manage its interest rate exposure. Income or expense associated with interest rate swap agreements is recognized on the accrual basis over the life of the swap agreement as a component of interest income or interest expense. Gains and losses on early terminations of interest rate swap agreements are recognized over the remaining life of the underlying asset or liability. The Company did not terminate any interest rate swap agreements prior to contractual maturity in 1994 or 1993.

LOANS - Interest on loans is credited to income based on the principal amounts outstanding during the period. Origination and commitment fees and all related costs are deferred, and the net amount is amortized over the contractual or estimated life of the loans, if shorter.

     The policy with respect to interest accruals specifies that interest will stop being accrued on any loan, except installment and bank card loans, when there appears to be no reasonable expectation that the borrower will be able to pay the interest up to date within a reasonable time period and the value of the collateral is not at least equal to the amount at which the loan plus all interest accrued is recorded. Interest income is recognized on these loans only when received in cash. A loan will remain on a nonaccrual status until the loan is current, as to payment of both interest and principal, and the borrower demonstrates the ability to pay and remain current. Since installment and bank card loan payments include both interest and principal, the policy with respect to installment and bank card loans requires that a loan be charged off when it is over 120 and 180 days past due, respectively. Accruals of interest on these loans are not discontinued prior to charge off.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses consists of the cumulative effect of the provision for loan losses, less net loans charged off. The provision for loan losses charged to operating expense is the amount necessary, in management's judgment, to maintain the allowance at a level it believes sufficient to cover losses in collections of loans. The provision is based on such factors that, in management's judgment, warrant current recognition in providing an adequate allowance. Principal factors in management's analysis of the adequacy of the allowance are: the historical relationships among loans outstanding, loan loss experience and the current level of the allowance; a continuing evaluation of the present and anticipated future economic environment for the nation and for the various business sectors of the Company's trade area; and reviews of the loan portfolio quality by the regulatory authorities, external auditors, and the Company's loan review staff.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Additions, major replacements, and improvements to buildings and equipment are added to the asset accounts at cost.

     Certain noncancellable leases, for the financing of premises and equipment, have been capitalized and are classified as premises and equipment in the accompanying balance sheets. Related amounts representing capitalized lease obligations are included in the accompanying balance sheets as a separate liability and are amortized using the interest method to allocate payments between principal reduction and interest expense. The initial carrying amounts represent the present value of the future rental payments, discounted at the lower of the incremental borrowing rate of the lessee or the interest rate implicit in the lease.

     Depreciation and amortization are computed and charged to expense over the estimated useful lives of the assets, principally on a straight-line method. Rates of depreciation are based on the following lives: buildings, twenty to fifty years; leasehold improvements, five to twenty years; and furniture and equipment, three to fifteen years. Capital leases and leasehold improvements are amortized to expense over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter. Gains and losses on dispositions are reflected in operations. Maintenance, repairs and minor replacements are charged to expense.

FORECLOSED PROPERTIES - Foreclosed properties, classified in "Other assets" in the accompanying balance sheets, consist primarily of real estate held for resale which was acquired through foreclosure on loans secured by real estate. Foreclosed properties are carried at the lower of cost or appraised market value less estimated disposal costs. Writedowns to market value at the date of foreclosure are charged to the allowance for loan losses. Subsequent declines in market value are charged to expense.

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

     On January 13, 1993, the Board of Directors of the Company declared a 3-for-2 stock split in the form of a dividend payable on February 22, 1993 to shareholders of record January 29, 1993.

DIVIDENDS - Dividends are paid to the Company by its subsidiaries in amounts sufficient to cover corporate expenses and dividends paid to shareholders. Dividends are subject to the financial condition of the subsidiaries, regulatory limitations and management's judgment as to the desirability of utilizing alternative sources of funds.

TRUST ASSETS AND INCOME - Assets held by one of the commercial banking subsidiaries in a fiduciary, agency or safekeeping capacity for customers are not included as assets in the accompanying balance sheets. At December 31, 1994, such assets amounted to $5.0 billion. Trust service income is recognized primarily on the accrual basis.

RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform to current presentations.


NOTE 2. Parent Company Financial Information

     Condensed financial information of Central Fidelity Banks, Inc.
(Parent Company) is presented below:

Balance Sheet
(In Thousands)
December 31,
                                                                       1994         1993
-------------------------------------------------------------------------------------------
Assets:
  Cash                                                                    $26          $27
  Securities purchased under agreements to resell
    and other money market investments                                 46,359       41,139
  Securities available for sale                                         5,764        5,675
  Investments in subsidiaries, at equity:
    Bank                                                              578,607      686,272
    Bank-related                                                        3,762        2,100
  Notes receivable from subsidiaries                                  150,500      150,500
  Other assets                                                         28,830       22,491
-----------------------------------------------------------------    --------     --------
      Total assets                                                   $813,848     $908,204
-----------------------------------------------------------------    ========     ========
Liabilities:
  Commercial paper (note 9)                                           $25,197      $16,925
  Securities sold under agreements to repurchase                        1,460        1,910
  Long-term debt (note 10)                                            150,000      150,000
  Other liabilities                                                    14,119       13,232
-----------------------------------------------------------------    --------     --------
      Total liabilities                                               190,776      182,067
-----------------------------------------------------------------    --------     --------
Shareholders' equity:
  Shareholders' equity before unrealized gains (losses)               725,298      680,284
  Unrealized gains (losses) on securities available for sale,
    net of income taxes                                              (102,226)      45,853
-----------------------------------------------------------------    --------     --------
      Total shareholders' equity                                      623,072      726,137
-----------------------------------------------------------------    --------     --------
      Total liabilities and shareholders' equity                     $813,848     $908,204
-----------------------------------------------------------------    ========     ========
-------------------------------------------------------------------------------------------


Statement of Income

(In Thousands)
Year Ended December 31,
                                                          1994         1993         1992
------------------------------------------------------- -----------------------------------
Income:
  Dividends from subsidiary bank                         $45,000      $45,084       $6,107
  Other                                                   14,581       13,972        2,996
------------------------------------------------------- --------     --------      -------
      Total income                                        59,581       59,056        9,103
------------------------------------------------------- --------     --------      -------
Expense:
  Interest                                                13,085       13,133        2,808
  Other                                                    4,850        5,030        4,884
------------------------------------------------------- --------     --------      -------
      Total expense                                       17,935       18,163        7,692
------------------------------------------------------- --------     --------      -------
Income before income taxes and equity in
  undistributed net income of subsidiaries                41,646       40,893        1,411
Income tax benefit                                        (1,143)      (2,035)      (1,943)
------------------------------------------------------- --------     --------      -------
Income before equity in undistributed
  net income of subsidiaries                              42,789       42,928        3,354
Equity in undistributed net income of subsidiaries        42,075       59,989       75,162
------------------------------------------------------- --------     --------      -------
      Net income                                         $84,864     $102,917      $78,516
------------------------------------------------------- ========     ========      =======
------------------------------------------------------- -----------------------------------


Statement of Cash Flows

(In Thousands)
Year Ended December 31,
                                                                       1994         1993         1992
--------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                          $84,864     $102,917      $78,516
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
      Equity in undistributed net income of subsidiaries              (42,075)     (59,989)     (75,162)
      (Increase) decrease in other assets                              (6,340)         914       (5,403)
      Other, net                                                         (362)       1,767        1,004
--------------------------------------------------------------------- -------      -------      -------
        Net cash provided (used) by operating activities               36,087       45,609       (1,045)
--------------------------------------------------------------------- -------      -------      -------
Investing activities:
  Purchase of securities available for sale                           (11,479)      (5,955)     (10,980)
  Proceeds from sales of securities available for sale                 10,965       11,962           --
  Proceeds from maturities and repayments of securities
    available for sale                                                    425        1,500           --
  Purchase of investment securities                                        --       (7,565)     (17,653)
  Proceeds from sales of investment securities                             --        5,890           --
  Proceeds from maturities and repayments of investment securities         --           --       26,216
  Net decrease in loans                                                    --           --        3,462
  Increase in note receivable from subsidiary                              --           --     (150,000)
  Additional investment in subsidiaries                                    --           --     (129,500)
--------------------------------------------------------------------- -------      -------      -------
        Net cash provided (used) by investing activities                  (89)       5,832     (278,455)
--------------------------------------------------------------------- -------      -------      -------
Financing activities:
  Net increase (decrease) in short-term borrowings                      7,822       (2,460)      (4,212)
  Proceeds from long-term debt                                             --           --      150,000
  Payments on long-term debt                                               --       (6,000)      (4,000)
  Proceeds from issuance of common stock                                4,044       14,322      124,827
  Cash in lieu of fractional shares for 3-for-2 stock split                --           --          (92)
  Cash dividends                                                      (42,645)     (37,110)     (26,925)
--------------------------------------------------------------------- -------      -------      -------
        Net cash provided (used) by financing activities              (30,779)     (31,248)     239,598
--------------------------------------------------------------------- -------      -------      -------
        Increase (decrease) in cash and cash equivalents                5,219       20,193      (39,902)
        Cash and cash equivalents at beginning of year                 41,166       20,973       60,875
--------------------------------------------------------------------- -------      -------      -------
        Cash and cash equivalents at end of year                      $46,385      $41,166      $20,973
--------------------------------------------------------------------- =======      =======      =======
--------------------------------------------------------------------------------------------------------
     Central Fidelity and each of its subsidiaries are affiliates within the meaning of
Section 23A of the Federal Reserve Act. Accordingly, they are subject to the limitations specified in such section on the making of loans or extension of credit to, or purchase of securities under repurchase agreement from, any of the subsidiaries within the affiliate group. Therefore, substantially all of the net assets of the affiliate group are restricted from use by the Company in the form of loans or advances. Dividends, however, may be paid to the Company by its bank subsidiaries under formulas established by the appropriate regulatory authorities. These formulas contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent
Company without regulatory approval. In 1995, the subsidiary banks can initiate dividend payments without said regulatory approvals of $100,524,000, plus an additional amount equal to their net earnings for 1995 up to the date of any such dividend declaration. In addition, the limitations on dividends paid by the Company on common stock to shareholders for the current and two immediately preceding years may not exceed consolidated net income of the
Company and its subsidiaries for the same period.

     Substantially all of the retained earnings of the Parent Company are represented by undistributed earnings of subsidiaries.


NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

     The Company is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the years ended December 31, 1994 and 1993 was $70,285,000 and $68,252,000, respectively.


NOTE 4. Securities Available for Sale

     The following table shows amortized cost, fair value and gross unrealized gains and losses of securities available for sale as of December 31, 1994 and 1993:
(In Thousands)
----------------------------------------------------------------------------------------------------
                                                 U.S.        States &
                                              Government    Political
                                              & Agencies   Subdivisions     Other          Total
----------------------------------------------------------------------------------------------------
December 31, 1994:
  Amortized cost                              $2,640,414      $145,111      $858,127     $3,643,652
  Fair value                                   2,516,781       142,530       827,070      3,486,381
  Gross unrealized gains                           1,169           887           263          2,319
  Gross unrealized losses                       (124,802)       (3,468)      (31,320)      (159,590)

December 31, 1993:
  Amortized cost                              $3,144,911      $165,449      $719,203     $4,029,563
  Fair value                                   3,193,391       170,981       735,734      4,100,106
  Gross unrealized gains                          57,583         5,604        18,065         81,252
  Gross unrealized losses                         (9,103)          (72)       (1,534)       (10,709)
----------------------------------------------------------------------------------------------------
     Securities available for sale having a fair value of $1,490,373,000 at December 31, 1994 were pledged to secure deposits and to meet other legal requirements.


     The amortized cost and fair value of securities available for sale, at December 31, 1994 are shown below by maturity.  The classification of mortgage-backed securities was based on expected maturities, while contractual maturities were used for other debt securities. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)

----------------------------------------------------------------------------------------------------
                                                                          Amortized        Fair
                                                                             Cost          Value
---------------------------------------------------------------------------------------------------
Due in one year or less                                                     $242,566       $241,317
Due after one year through five years                                      1,924,238      1,832,514
Due after five years through ten years                                     1,454,621      1,390,804
Due after ten years                                                           22,227         21,746
------------------------------------------------------------------------  ----------     ----------
  Total                                                                   $3,643,652     $3,486,381
------------------------------------------------------------------------  ==========     ==========
----------------------------------------------------------------------------------------------------
     Proceeds from sales of securities available for sale were $2,266,537,000 for
1994, $532,910,000 for 1993 and $2,242,506,000 for 1992. Gross gains realized on those sales were $11,555,000, $4,182,000 and $49,834,000 for 1994, 1993 and
1992, respectively. In 1994, there were $36,847,000 of gross losses realized on the sales of securities available for sale.

     During 1993, proceeds from sales of investment securities were $626,426,000, which resulted in $51,307,000 gross gains and $627,000 gross losses. There were no sales of investment securities in 1994 and 1992.


NOTE 5. LOANS

     Nonaccrual loans (principally commercial and construction loans) totalled $67,534,000 at December 31, 1994 and $93,349,000 at December 31, 1993.

     Interest on nonaccrual loans not recognized was $6,171,000 in 1994, $5,794,000 in 1993 and $5,781,000 in 1992. Interest collected and included in the results of operations on such loans amounted to $596,000 in 1994, $706,000 in 1993 and $376,000 in 1992.

     In the ordinary course of business, the Company and its subsidiaries grant loans to directors and executive officers of the Company and to their associates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $8,154,000 and $7,776,000 at December 31, 1994 and 1993,
respectively. During 1994, $1,091,000 of new loans were made and repayments totalled $713,000.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) in May, 1993, and it was amended in October, 1994 by the issuance of SFAS 118. Effective January 1, 1995, SFAS 114, as amended by SFAS 118, requires that impaired loans within the scope of the statements be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. The impact of adopting SFAS 114, as amended by SFAS 118, will not be material to the financial condition or results of operations of the Company.


NOTE 6. Allowance for Loan Losses

     Following is a summary of the activity in the allowance for loan losses:

(In Thousands)
                                                                    1994        1993        1992
---------------------------------------------------------------------------------------------------
Balance at January 1                                              $105,000    $101,800     $61,000
Provision for loan losses                                           24,359      79,509      99,757
-------------------------------------------------------------     --------    --------    --------
                                                                   129,359     181,309     160,757
Loans charged off                                                   34,397      86,728      67,569
Recoveries of loans previously charged off                          15,038      10,419       8,612
-------------------------------------------------------------     --------    --------    --------
  Net charge-offs                                                   19,359      76,309      58,957
-------------------------------------------------------------     --------    --------    --------
Balance at December 31                                            $110,000    $105,000    $101,800
-------------------------------------------------------------     ========    ========    ========
---------------------------------------------------------------------------------------------------


NOTE 7. Premises and Equipment
     Premises and equipment included in the Consolidated Balance Sheet are:

(In Thousands)
December 31,
                                                                                       1994        1993
----------------------------------------------------------------------------------------------------------
Capital leases                                                                        $11,879     $14,146
Land                                                                                   23,410      22,986
Buildings                                                                              77,987      74,365
Furnishings and equipment                                                             143,123     134,068
Leasehold improvements                                                                 26,902      25,874
Work-in-progress                                                                        7,781       7,144
----------------------------------------------------------------------------------   --------    --------
  Total cost                                                                          291,082     278,583
Accumulated depreciation and amortization                                            (143,905)   (131,650)
----------------------------------------------------------------------------------   --------    --------
  Premises and equipment, net                                                        $147,177    $146,933
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

     Premises and equipment include the following amounts for leases that have been capitalized:

(In Thousands)
December 31,
                                                                                       1994        1993
----------------------------------------------------------------------------------------------------------
Land                                                                                     $920        $920
Buildings                                                                              10,959      12,953
Equipment                                                                                  --         273
----------------------------------------------------------------------------------     ------      ------
  Total cost                                                                           11,879      14,146
Accumulated amortization                                                               (5,255)     (7,240)
----------------------------------------------------------------------------------     ------      ------
  Capitalized leases, net                                                              $6,624      $6,906
----------------------------------------------------------------------------------     ======      ======
----------------------------------------------------------------------------------------------------------


     Future minimum lease payments, by year and in the aggregate, for capital and noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31,
1994:

(In Thousands)
                                                                                     Capital    Operating
----------------------------------------------------------------------------------------------------------
1995                                                                                   $1,084      $9,905
1996                                                                                    1,086       9,043
1997                                                                                    1,096       8,721
1998                                                                                    1,109       8,395
1999                                                                                    1,111       7,402
Later years                                                                            10,853      23,882
----------------------------------------------------------------------------------    -------     -------
  Total minimum lease payments                                                         16,339     $67,348
----------------------------------------------------------------------------------                =======
Imputed interest (rates ranging from 8.0% to 14.3%)                                    (8,172)
----------------------------------------------------------------------------------    -------
  Present value of net minimum lease payments                                          $8,167
----------------------------------------------------------------------------------    =======
----------------------------------------------------------------------------------------------------------

     Minimum future rentals receivable from subleases under the Company's capital leases at December 31,
1994 amounted to $436,000. This amount is not included in the preceding table.

     Rental expense for all operating leases (cancellable and noncancellable) consisted of:

(In Thousands)
Year Ended December 31,
                                                                           1994        1993        1992
----------------------------------------------------------------------------------------------------------
Minimum rentals                                                           $12,664     $12,540     $12,126
Sublease rental income                                                       (237)       (298)       (256)
------------------------------------------------------------------------  -------     -------     -------
  Net rental expense for operating leases                                 $12,427     $12,242     $11,870
------------------------------------------------------------------------  =======     =======     =======
----------------------------------------------------------------------------------------------------------


NOTE 8. Foreclosed Properties

     Following is a summary of the activity in foreclosed properties and the allowance for foreclosed properties:

(In Thousands)
                                                                    1994        1993        1992
---------------------------------------------------------------------------------------------------
Foreclosed properties, at January 1                                $49,552     $34,416     $40,148
  Additions                                                          6,059      40,408      22,737
  Sales                                                            (24,696)    (24,909)    (28,336)
  Paydowns                                                             (70)       (363)       (133)
-------------------------------------------------------------     --------    --------    --------
Foreclosed properties, at December 31                               30,845      49,552      34,416
-------------------------------------------------------------     --------    --------    --------
Allowance for foreclosed properties, at January 1                   10,806       6,515       6,766
  Provision                                                         13,687      10,943       3,559
  Writedowns                                                       (16,408)     (6,652)     (3,810)
-------------------------------------------------------------     --------    --------    --------
Allowance for foreclosed properties, at December 31                  8,085      10,806       6,515
-------------------------------------------------------------     --------    --------    --------
Foreclosed properties, net (included in other assets)              $22,760     $38,746     $27,901
-------------------------------------------------------------     ========    ========    ========
---------------------------------------------------------------------------------------------------


NOTE 9. Short-Term Borrowings
     Short-term borrowings are comprised of:

(In Thousands)
December 31,
                                                                                      1994           1993
--------------------------------------------------------------------------------------------------------
Federal funds purchased                                                         $153,111       $323,649
Securities sold under agreements to repurchase                                   887,759      1,133,692
----------------------------------------------------------------------------  ----------     ----------
  Total federal funds purchased and securities sold under
    agreements to repurchase                                                   1,040,870      1,457,341
----------------------------------------------------------------------------  ----------     ----------
Commercial paper                                                                  25,197         16,925
Other                                                                             36,801          9,988
----------------------------------------------------------------------------  ----------     ----------
  Total other short-term borrowings                                               61,998         26,913
----------------------------------------------------------------------------  ----------     ----------
  Total                                                                       $1,102,868     $1,484,254
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
                                                      December     Rate      Outstanding      Balance
-------------------------------------------------------------------------------------------------------
Federal funds purchased:
  1994                                                    5.56 %     3.94 %     $227,194       $410,848
  1993                                                    3.08       3.12        378,158        622,474
  1992                                                    3.11       3.48        379,557        725,584
Securities sold under agreements to repurchase:
  1994                                                    5.47       4.06        868,338      1,118,881
  1993                                                    2.82       2.88        692,705      1,133,692
  1992                                                    2.99       3.10        527,446        745,201
Commercial paper:
  1994                                                    4.80       3.61         19,598         28,418
  1993                                                    2.32       2.36         17,428         19,840
  1992                                                    2.44       2.79         20,431         22,721
Other:
  1994                                                    5.35       4.13         23,150         50,001
  1993                                                    2.61       2.80          9,012         10,000
  1992                                                    2.89       3.63          8,894         10,090
Total:
  1994                                                    5.46 %     4.03 %   $1,138,280             --
  1993                                                    2.88       2.95      1,097,303             --
  1992                                                    3.02       3.25        936,328             --
--------------------------------------------------------------------------------------------------------
     Federal funds purchased and securities sold under agreements to repurchase generally mature daily or on demand.
     Commercial paper, in the form of short-term variable rate notes, matures no later than six months from date of issuance.
     Other short-term borrowings consist principally of U.S. Treasury tax and loan deposit notes payable on demand.



NOTE 10. MEDIUM-TERM AND LONG-TERM DEBT

     Medium-term and long-term debt consist of:

(In Thousands)
December 31,
                                                                   1994       1993
-------------------------------------------------------------------------------------
Medium-term debt:
  Subsidiary bank:
    Bank notes:
      4.70%, due February 15, 1995                               $200,500   $200,500
      4.53%, due February 26, 1995                                  8,750      8,750
      4.50%, due June 15, 1995                                    100,000    100,000
      4.785%, due February 15, 1996                               150,000         --
      5.00%, due June 17, 1996                                    102,250    102,250
---------------------------------------------------------------  --------   --------
        Total bank notes                                          561,500    411,500
---------------------------------------------------------------  --------   --------
    FHLB borrowings:
      6.025%, due May 3, 1996                                      47,700         --
      7.54%, due November 27, 1996                                 46,200         --
      6.44%, due June 6, 1997                                      18,500         --
      Floating rate, due June 6, 1997                              25,000         --
      6.39%, due June 10, 1997                                     25,000         --
      Floating rate, due June 23, 1997                             25,000         --
      6.57%, due August 8, 1997                                    46,600         --
      7.69%, due November 10, 1997                                  2,500         --
---------------------------------------------------------------  --------   --------
        Total FHLB borrowings                                     236,500         --
---------------------------------------------------------------  --------   --------
        Total medium-term debt                                    798,000    823,000
---------------------------------------------------------------  --------   --------
Long-term debt:
  Central Fidelity Banks, Inc. (Parent Company):
    Subordinated notes due November 15, 2002                      150,000    150,000
  Subsidiary bank:
    Note payable due August 1, 1994                                    --      1,000
    Mortgage notes at various interest rates                          440        389
---------------------------------------------------------------  --------   --------
        Total long-term debt                                      150,440    151,389
---------------------------------------------------------------  --------   --------
        Total                                                    $948,440   $974,389
---------------------------------------------------------------  ========   ========
-------------------------------------------------------------------------------------
     The interest payments on medium-term Bank notes are payable semiannually on
February 15 and August 15.

     The interest payments on fixed rate medium-term FHLB borrowings are payable quarterly. The floating interest rate is determined quarterly based on 3-month LIBOR minus 12 basis points and interest payments are due the first of each month.

     The subordinated notes due November 15, 2002 are subordinated to all existing and future senior indebtedness of the Company. The notes bear interest at 8.15% per annum, payable semi-annually on May 15 and November 15. The notes are not redeemable prior to maturity.

     Scheduled principal payments of the medium-term and long-term debt at December 31,
1994 are:

(In Thousands)

-------------------------------------------------------------------------------------
1995                                                                        $309,304
1996                                                                         346,212
1997                                                                         142,667
1998                                                                              74
1999                                                                              80
Later years                                                                  150,103
--------------------------------------------------------------------------  ---------
  Total                                                                     $948,440
--------------------------------------------------------------------------  ========
-------------------------------------------------------------------------------------


NOTE 11. Income Taxes

     Central Fidelity and its subsidiaries file consolidated federal income tax returns.
As discussed in note 1, the Company adopted SFAS 109 in 1993.

     The components of income tax expense (benefit) from operations are:

(In Thousands)
Year Ended December 31,
                                                                 1994     1993     1992
------------------------------------------------------------------------------------------
Current taxes - federal                                         $37,784  $49,502  $47,016
Deferred taxes - federal                                          1,272   (5,168) (16,234)
--------------------------------------------------------------- -------  -------  -------
  Income tax expense                                            $39,056  $44,334  $30,782
--------------------------------------------------------------- =======  =======  =======
------------------------------------------------------------------------------------------

     The differences between income tax computed by applying the federal statutory rate to income before income taxes and the actual tax provision are shown below:

Year Ended December 31,
                                                                 1994     1993     1992
------------------------------------------------------------------------------------------
Income tax at federal statutory rate                               35.0%    35.0%    34.0%
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                                              (3.7)    (3.8)    (6.0)
  Other, net                                                        0.2     (1.1)     0.2
---------------------------------------------------------------   -----    -----    -----
    Net decrease in taxes                                          (3.5)    (4.9)    (5.8)
---------------------------------------------------------------   -----    -----    -----
    Income tax expense                                             31.5%    30.1%    28.2%
---------------------------------------------------------------   =====    =====    =====
------------------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

(In Thousands)
December 31,
                                                                          1994     1993
------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                                              $36,766  $35,968
  Employee benefit liabilities                                             6,020    7,283
  Unrealized losses on securities available for sale                      55,045       --
  Other                                                                    5,175    3,596
------------------------------------------------------------------------ -------  -------
    Total deferred tax assets                                            103,006   46,847
------------------------------------------------------------------------ -------  -------
Deferred tax liabilities:
  Accretion of discount on securities                                      1,159      898
  Premises and equipment                                                   1,344    1,575
  Leases                                                                     477      498
  Prepaid expenses                                                         4,046      947
  Unrealized gains on securities available for sale                           --   24,690
  Other                                                                      259      981
------------------------------------------------------------------------ -------  -------
    Total deferred tax liabilities                                         7,285   29,589
------------------------------------------------------------------------ -------  -------
    Net deferred tax asset (included in other assets)                    $95,721  $17,258
------------------------------------------------------------------------ =======  =======
------------------------------------------------------------------------------------------
     Management has determined, based on the Company's history of earnings, its expectation of earnings in future years, its taxable income in the available carryback period and future taxable income from reversing taxable temporary differences, that it is more likely than not that all of the deferred tax asset will be realized.


NOTE 12. PREFERRED AND COMMON STOCK

     The Company is authorized to issue two classes of preferred stock:
200,000 shares of Preferred Stock, par value $100 per share; and 4,000,000 shares of 1983 Preferred Stock, par value $25 per share.
Both classes are issuable in series, and have such rights, including voting and conversion rights, preferences and terms as determined by the Board of Directors at the time of issuance. As of December 31, 1994, no shares of either class were outstanding.

     The Company is authorized to issue 100,000,000 shares of Common Stock, par value $5 per share, of which 39,324,228 shares were outstanding as of December 31, 1994. Each share of Common Stock also represents one preferred share purchase right ("Right") under the terms of the Company's Rights Agreement dated May 3, 1989, as amended and restated in its entirety on November 9, 1994 (the "Rights Agreement"). Each Right entitles its registered holder to purchase from the Company, after the Distribution Date (as defined in the Rights Agreement), one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $25 per share, for $110
(the "Purchase Price"). The Purchase Price and the number of Rights outstanding, or in certain circumstances the securities purchasable upon exercise of the Rights, are subject to adjustment from time to time to prevent dilution in the event of a Common Stock dividend on or a subdivision or a combination into a smaller number of shares of Common Stock, or the issuance or distribution of any securities or assets in respect of, in lieu of or in exchange for Common Stock.


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

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet:

(In Thousands)
December 31,
                                                                        1994     1993
-----------------------------------------------------------------------------------------
Accumulated and vested benefit obligation                             ($31,769)($31,763)
---------------------------------------------------------------------  =======  =======
Projected benefit obligation                                          ($47,447)($47,709)
Plan assets at fair value                                               44,470   41,529
---------------------------------------------------------------------  -------  -------
Plan assets under projected benefit obligation                          (2,977)  (6,180)
Unrecognized net loss from past experience                               7,129    7,418
Prior service cost not yet recognized                                     (582)    (500)
Unrecognized net asset being recognized
  over 15 years                                                         (1,217)  (1,419)
---------------------------------------------------------------------  -------  -------
    Prepaid (accrued) pension cost                                      $2,353    ($681)
---------------------------------------------------------------------  =======  =======
----------------------------------------------------------------------------------------

     Net pension cost included the following components:

(In Thousands)
Year Ended December 31,
                                                              1994      1993     1992
-----------------------------------------------------------------------------------------
Service cost                                                  $2,679    $2,198   $1,896
Interest cost                                                  3,525     3,114    2,551
Actual return on plan assets                                     705    (2,561)  (2,785)
Net amortization and deferral                                 (4,635)     (869)    (274)
------------------------------------------------------------  ------    ------   ------
    Total pension expense                                     $2,274    $1,882   $1,388
------------------------------------------------------------  ======    ======   ======
----------------------------------------------------------------------------------------

     In determining the actuarial present value of the projected benefit obligation, the weighted-average discount rate used was 7.75% for 1994 and 1993, and rate of increase in future compensation levels used was 4.75% for
1994 and 1993. The expected long-term rate of return on assets for 1994 and
1993 was 9.00%.

     The plan assets at December 31, 1994 included common stock of the Company having a market value of $5,020,000 or 11.3% of the total market value of the plan assets at that date.

     The Company's pension plan provides that the benefits payable to retirees are based on years of service and levels of compensation. The Internal Revenue Code contains limits on the annual benefits that a retiree may receive from a qualified defined benefit plan. For 1995 the maximum amount that a qualified plan may pay out to a retiree is $120,000.

     The Company maintains an unfunded nonqualified plan that enables retirees to receive pension benefits in accordance with the computational terms of the plan when those terms provide benefits in excess of the amounts payable under the IRS' qualified rules. In addition, there is an unfunded Executive Supplemental Retirement Plan which provides a benefit equal to 25% of the participating executive's salary.
Benefits are payable for 20 years to the executive or to his estate upon his death.
The table below sets forth these plans funded status and amounts recognized in the Company's Consolidated Balance Sheet.

(In Thousands)
December 31,
                                                                        1994
-------------------------------------------------------------------------------
Accumulated and vested benefit obligation                              ($8,479)
---------------------------------------------------------------------  =======
Projected benefit obligation                                          ($11,422)
Plan assets at fair value                                                   --
---------------------------------------------------------------------  -------
Plan assets under projected benefit obligation                         (11,422)
Unrecognized net loss from past experience                              (2,442)
Prior service cost not yet recognized                                    1,491
Unrecognized net asset being recognized
  over 15 years                                                          5,668
---------------------------------------------------------------------  -------
    Accrued pension cost                                               ($6,705)
---------------------------------------------------------------------  =======
-------------------------------------------------------------------------------

     Net pension cost for this supplemental plan included the following components:

(In Thousands)
Year Ended December 31,
                                                              1994
----------------------------------------------------------------------
Service cost                                                    $282
Interest cost                                                    957
Net amortization and deferral                                    659
------------------------------------------------------------  ------
    Total pension expense                                     $1,898
------------------------------------------------------------  ======
---------------------------------------------------------------------

     In determining the actuarial present value of the projected benefit obligation, the weighted-average discount rate used was 7.75% for 1994, and rate of increase in future compensation levels used was 4.75% for 1994.

     Under the provisions of its Stock and Thrift Plan, the Company matches at least
50% of employee contributions to the plan. Additional matching contributions are made by the Company based upon attainment of defined earnings levels. The Company contributed $2,429,000, $2,148,000 and $1,842,000 in 1994, 1993 and 1992,
respectively, as its matching share.

     In 1992, the Company adopted a Stock Incentive Plan under which employees were awarded shares of the Company's common stock upon the attainment of growth in earnings per share objectives. Payouts occur only in stock upon termination of employment, retirement, long-term disability or death. The plan was terminated in early 1994. The cost to the Company  was $3,101,000 in 1993 and $2,694,000 in
1992, respectively.

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

     The following table sets forth the Plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet:

(In Thousands)
December 31,
                                                                        1994     1993
-----------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees and spouses                                                ($12,656)($11,936)
  Eligible active participants                                          (2,547)  (2,610)
  Other active participants                                             (2,990)  (4,505)
---------------------------------------------------------------------  -------  -------
    Total accumulated postretirement benefit obligation                (18,193) (19,051)
Plan assets at fair value                                                   --       --
Total unrecognized loss                                                 (1,096)   1,236
Unrecognized transition obligation                                      14,898   15,725
---------------------------------------------------------------------  -------  -------
    Net postretirement benefit liability                               ($4,391) ($2,090)
---------------------------------------------------------------------  =======  =======
-----------------------------------------------------------------------------------------

     The net postretirement benefit cost included the following components:

(In Thousands)
Year Ended December 31,
                                                                        1994     1993
-----------------------------------------------------------------------------------------
Service cost                                                            $1,031     $753
Interest cost                                                            1,434    1,471
Amortization of transition obligation over 20 years                        828      828
---------------------------------------------------------------------   ------   ------
    Total postretirement benefit expense                                $3,293   $3,052
---------------------------------------------------------------------   ======   ======
-----------------------------------------------------------------------------------------
     The assumed health care cost trend used to measure the expected cost of benefits under the Plan for 1994 and 1995 is 14%. This rate gradually declines to 6.5% for the year
2004 and remains at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1994 and 8.5% in 1993. The
Plan is not compensation based, accordingly, changes in participants' compensation have no effect upon the Plan. Should the health care cost trend increase by 1%, the service and interest cost and the accumulated benefit obligation would increase by
$400,000 and $2,200,000, respectively.



NOTE 14. Stock Option Plans

     The Company has four stock option plans which provide for the granting of options to key executives and employees of the Company and its subsidiaries to purchase shares of the Company's common stock at the fair value at date of grant. The 1986
Incentive Stock Option Plan ("1986 Plan"), 1988 Incentive Stock Option Plan
("1988 Plan"), 1991 Incentive Stock Option Plan ("1991 Plan") and the 1993
Incentive Stock Option Plan ("1993 Plan") provide for the granting of stock options for 675,000 shares each for the 1986 Plan, 1988 Plan and 1991 Plan, and 750,000 shares for the 1993 Plan, of the Company's common stock.

     Each option granted is exercisable within ten years from date of grant. The 1986
Plan, 1988 Plan, 1991 Plan and 1993 Plan will terminate February 4, 1996, February 2,
1998, March 12, 2001 and March 12, 2003, respectively.

     A summary of activity in the stock option plans follows:
                                           Options
                                          Available        Options       Option Price
                                          for Grant      Outstanding       per Share
---------------------------------------------------------------------------------------
Balance, December 31, 1991                   154,719       2,042,258     $4.49 - $23.92

  Granted                                    (82,650)         82,650     23.92 -  28.00
  Exercised                                       --        (126,276)     4.49 -  23.92
  Cancelled                                    5,737          (5,737)    13.53 -  23.92
---------------------------------------  -----------     -----------
Balance, December 31, 1992                    77,806       1,992,895     $8.52 - $28.00

  Adoption of 1993 Plan                      750,000              --
  Granted                                   (331,900)        331,900     23.92 -  29.50
  Exercised                                       --        (192,951)     8.52 -  28.00
  Cancelled                                    7,100          (7,100)    23.92 -  29.50
---------------------------------------  -----------     -----------
Balance, December 31, 1993                   503,006       2,124,744     $8.52 - $29.50

  Granted                                   (470,700)        470,700     24.50 -  28.00
  Exercised                                       --        (291,284)     8.52 -  29.50
  Cancelled                                    9,350          (9,350)    21.17 -  29.50
---------------------------------------  -----------     -----------
Balance, December 31, 1994                    41,656       2,294,810     $8.52 - $29.50
---------------------------------------  ===========     ===========
----------------------------------------------------------------------------------------

     On January 11, 1995, the Board approved, subject to shareholder approval at the Annual Meeting of Shareholders, the 1995 Stock Incentive Plan (the
"1995 Plan"). Under the terms of the 1995 Plan, all present and future employees are eligible to receive awards under the 1995 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards. A maximum of 1,750,000 shares of common stock is authorized for issuance pursuant to awards made under the 1995 Plan, subject to adjustment in the event of a stock split, stock dividend or other change in the common stock as set forth in the 1995
Plan. No awards have been made under the 1995 Plan.



NOTE 15. Other Information

     The principal components of "Other income," "Other expense" and "Interest on deposits" in the Statement of Consolidated Income are:

(In Thousands)
Year Ended December 31,
                                                       1994        1993        1992
--------------------------------------------------------------------------------------
Other income:
  Gain on sale of out-of-state bank card portfolio    $11,400     $    --     $    --
  Other (includes no items in excess of 1%
    of total revenue)                                  24,460      23,909      20,595
--------------------------------------------------   ---------   ---------   ---------
    Total                                             $35,860     $23,909     $20,595
--------------------------------------------------   =========   =========   =========
Other expense:
  Telecommunications and postage expense               $8,708      $8,402      $8,571
  Other (includes no items in excess of 1%
    of total revenue)                                  40,483      30,507      33,288
--------------------------------------------------   ---------   ---------   ---------
    Total                                             $49,191     $38,909     $41,859
--------------------------------------------------   =========   =========   =========
Interest on deposits:
  Interest checking                                   $15,802     $15,666     $16,616
  Regular savings                                      23,723      25,028      20,637
  Consumer certificates                               156,610     143,565     155,337
  Money market accounts                                33,133      32,832      42,063
  Certificates of deposit $100,000 and over            14,364      22,087      17,680
--------------------------------------------------   ---------   ---------   ---------
    Total                                            $243,632    $239,178    $252,333
--------------------------------------------------   =========   =========   =========
--------------------------------------------------------------------------------------

NOTE 16. Off-Balance-Sheet Items, Commitments and Contingent Liabilities

     In the normal course of business, there are outstanding various financial instruments which involve elements of credit and interest rate risk, to varying degrees, that are not recognized in the Consolidated Balance Sheets. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps, options, and forward and exchange rate contracts.

     At December 31, 1994 and 1993, the Company had outstanding loan commitments of $1,214,470,000 and $1,162,091,000, and standby letters of credit approximating $214,178,000 and $201,125,000, respectively. To meet the financing needs of its customers, the Company controls and monitors the credit risk of these financial instruments through credit approvals, limits, and the same credit policy procedures as it does for on-balance-sheet instruments. No material losses are anticipated as a result of these transactions. The Company's loan portfolio is comprised of credit extensions principally to customers in the Commonwealth of Virginia.

     The notional value of total interest rate swaps at December 31, 1994 and 1993 approximated $994,500,000 and $998,000,000, respectively.
To hedge against interest rate risk, the Company's swap portfolio consists of $850,000,000 of receive fixed-pay variable swaps which were used primarily to convert fixed rate borrowings to a variable rate and variable rate commercial loans to fixed rate, and $126,500,000 of pay fixed-receive variable swaps used to lock in certain fixed rate funding costs and convert certain fixed rate commercial loans to variable rate. In addition, the Company has also entered into interest rate swap agreements to accommodate the needs of commercial customers. In order to offset the interest rate risk of customer swaps, the Company has executed offsetting transactions with third parties. The notional amount of customer-related swap transactions was $18,000,000 and $23,000,000 at December 31, 1994 and 1993, respectively. The fair value of total interest rate swaps was an unrealized loss of $29,500,000 and an unrealized gain of $17,600,000 at December 31, 1994 and 1993, respectively.

     Financial derivatives may expose the Company to credit risk to the extent of the fair value gain of an instrument, should the counterparty default on its obligation to perform. The Company seeks to reduce credit risk by dealing only with highly rated counterparties and by setting exposure limits based on independent industry ratings from the major rating agencies and other relevant criteria. Furthermore, the Company uses bilateral netting agreements and collateral arrangements to reduce credit risk. Collateral is delivered by either party when the fair value of the transaction exceeds established thresholds of credit risk. At year-end 1994, the Company had net credit risk of $1.8 million to three counterparties. This exposure was below thresholds for receiving collateral. On transactions which had negative fair values, the Company delivered $15.2 million of securities to collateralize credit exposure to two counterparties in excess of threshold levels.

     The Company also periodically enters into options, forwards and exchange rate contracts for trading purposes. Such amounts were not material in 1994 or 1993.

     There are also legal proceedings pending against the Company and its subsidiaries arising during the normal course of business. In the opinion of management, after consultation with legal counsel, liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial position or results of operations.


NOTE 17. Disclosures About Fair Value of Financial Instruments

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

Medium-term notes, FHLB borrowings and long-term debt
     The fair values for these borrowings are determined based on interest rates currently available for debt with similar terms and remaining maturities.

Off-Balance-Sheet Items
     The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

     The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

     The carrying amount and fair value of commitments and standby letters of credit were not material at December 31, 1994 and December 31, 1993.

     The fair values of financial instruments as of December 31, 1994 and December 31, 1993 are as follows:

                                                   Carrying         Fair
                                                    Amount         Value
----------------------------------------------------------------------------------
December 31, 1994:
Financial assets:
  Cash and due from banks                           $274,813       $274,813
  Temporary investments                              198,276        198,276
  Securities available for sale                    3,486,381      3,486,381
  Loans, net                                       5,662,093      5,428,578

Financial liabilities:
  Deposits                                         7,227,244      7,178,417
  Short-term borrowings                            1,102,868      1,102,868
  Medium-term notes and FHLB borrowings              798,000        793,677
  Long-term debt                                     150,440        159,210

Interest rate swaps                                       --        (29,465)

December 31, 1993:
Financial assets:
  Cash and due from banks                           $264,531        264,531
  Temporary investments                              194,636        194,636
  Securities available for sale                    4,100,106      4,100,106
  Loans, net                                       4,707,509      4,917,533

Financial liabilities:
  Deposits                                         6,656,016      6,687,462
  Short-term borrowings                            1,484,254      1,484,254
  Medium-term notes and FHLB borrowings              411,500        412,071
  Long-term debt                                     151,389        164,351

Interest rate swaps                                       --         17,574
----------------------------------------------------------------------------------

NOTE 18. SUBSEQUENT EVENT

     On February 7, 1995, the Company announced that it plans to acquire the Virginia branches and assume the Virginia deposits of Household Bank, f.s.b., a subsidiary of Household International, Inc., a Chicago, Illinois based financial services company. In addition, an immaterial amount of Virginia loans will also be acquired. This transaction includes approximately $465 million in deposits (as of January 31, 1995) and 14 offices located in Northern Virginia. The offices are located in the City of Alexandria, and Arlington and Fairfax counties. A premium of 8% will be paid on the deposit balances at the closing date, which is expected to be in June, 1995. The transaction is not expected to have a material impact on the results of operations of the Company for 1995.

INDEPENDENT AUDITORS' REPORT

KPMG Peat Marwick LLP
Certified Public Accountants

Suite 1900
1021 East Cary Street
Richmond, Virginia 23219-4023


The Board of Directors and Shareholders
Central Fidelity Banks, Inc.

     We have audited the accompanying consolidated balance sheet of Central Fidelity Banks, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders' equity for each of the years in the three-year period ended December 31, 1994, and the combined balance sheet of the subsidiary banks of Central Fidelity Banks, Inc. as of December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Fidelity Banks, Inc. and subsidiaries at December 31, 1994 and 1993, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, and the combined balance sheet referred to above presents fairly, in all material respects, the financial position of the subsidiary banks of Central Fidelity Banks, Inc. at December 31, 1994 and 1993, all in conformity with generally accepted accounting principles.

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



January 17, 1995, except as to Note 18,
  which is as of February 7, 1995


1994 GRAPH MATERIAL
CENTRAL FIDELITY BANKS, INC.


                                                                    1990        1991        1992        1993        1994
                                                                 ----------  ----------  ----------  ----------  ----------

AVERAGE EARNING ASSETS (In Millions of Dollars)
  Average securities and other earning assets                        1,440       2,058       3,206       4,139       3,699
  Average loans                                                      3,600       3,607       3,731       4,250       5,322

    Total average earning assets                                     5,040       5,665       6,937       8,389       9,021


NET INTEREST MARGIN
  Yield on Earning Assets                                            10.91%      10.12%       8.52%       7.43%       7.47%
  Rate on Interest-bearing Liabilities
    (Relative to Earning Assets)                                      6.47%       5.64%       4.12%       3.45%       3.67%

  Net Interest Margin                                                 4.44%       4.48%       4.40%       3.98%       3.80%


AVERAGE LOANS (In Millions of Dollars)                               3,600       3,607       3,731       4,250       5,322


LOAN YIELDS                                                          11.59%      11.00%       9.55%       8.56%       8.37%


LOAN LOSS COVERAGE (In Millions of Dollars)
  Provision for Loan Losses                                           45.0        49.8        99.8        79.5        24.4

  Net Loan Charge-offs                                                19.4        49.6        59.0        76.3        19.4


ALLOWANCE FOR LOAN LOSSES (In Millions of Dollars)                    60.8        61.0       101.8       105.0       110.0


ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF
  NET LOANS                                                           1.70%       1.69%       2.58%       2.18%       1.91%


YEAR-END SECURITIES MIX
  U.S. Treasury Securities                                              --          --          --        31.0%       12.0%
  Mortgage-Backed Securities                                            --          --          --        24.0%       40.0%
  CMOs                                                                  --          --          --        26.0%       27.0%
  Asset-Backed Securities                                               --          --          --        11.0%       13.0%
  Other Securities                                                      --          --          --         8.0%        8.0%


YEAR-END FUNDING MIX
  Deposits                                                              --          --          --        76.0%       78.0%
  Short-term Borrowings                                                 --          --          --        17.0%       12.0%
  Medium-term Borrowings                                                --          --          --         5.0%        9.0%
  Long-term Debt                                                        --          --          --         2.0%        1.0%


INTEREST-BEARING DEPOSIT RATES                                        7.24%       6.44%       4.87%       4.09%       4.11%


AVERAGE DEPOSITS (In Millions of Dollars)
  Interest-bearing Deposits                                          3,753       4,279       5,181       5,846       5,921
  Noninterest-bearing Deposits                                         576         592         734         840         903

  Total                                                              4,329       4,871       5,915       6,686       6,824


NET INCOME (In Millions of Dollars)                                   55.8        60.4        78.5       102.9        84.9


EARNINGS AND DIVIDENDS PER SHARE
  Earnings Per Share                                                 $1.65       $1.87       $2.25       $2.66       $2.17

  Dividends Per Share                                                $0.63       $0.74       $0.82       $1.00       $1.12


BOOK VALUE PER SHARE
  (Excluding SFAS 115 for 1993 and 1994)                             11.77       13.07       15.66       17.43       18.44


AVERAGE SHAREHOLDERS' EQUITY (In Millions of Dollars)
  (Excluding SFAS 115 for 1993 and 1994)                             383.4       404.8       503.3       643.0       715.9


Summary

     1994 witnessed higher levels of consumer confidence which increased consumer spending and consequently produced strong credit demand and enhanced lending activities. The very strength that generated this loan demand fostered the fears of inflation and produced six increases in the federal funds rate which adversely impacted the Company's net interest income and net interest margin. In 1994, net income was $84.9 million, a decline of 17.5% from $102.9 million in 1993. On a per share basis, net income was $2.17, resulting in an 18.4% decline from the $2.66 for 1993.

     Net interest income increased 3.4% to $335.1 million in 1994. This growth was attributable to 7.5% higher average earning assets. Noninterest income declined 53.6% to $58.4 million compared to $125.8 million in 1993. Included in noninterest income for 1994 was a $28.7 million loss resulting from the sale of approximately $470 million of fixed rate securities. The securities sale was driven by the Company's balance sheet restructuring effort to lessen the future exposure to rising interest rates. Excluding the effects of securities transactions in 1994 and 1993 and an $11.4 million profit on the sale of an affinity bank card portfolio in 1994, noninterest income for 1994 increased 2.1% to $72.9 million. Noninterest expense increased 9.8% to $245.2 million compared to $223.3 million in 1993, primarily due to higher costs associated with personnel, and occupancy and equipment expenses. Included in the 1994 noninterest expense were $7.4 million nonrecurring charges in employee relocation costs, other real estate costs, adjustments on bank franchise tax assessments and various other expense items. The provision for loan losses was $24.4 million, a decline of 69.4% from $79.5 million in 1993.

     Earning assets averaged $9.0 billion, up 7.5% compared to $8.4 billion in 1993. On average, securities available for sale totalled $3.6 billion, for a decline of 9.6% when compared with total average securities portfolio of $4.0 billion in 1993. Money market investments declined 31.8% to an average of $125.4 million. Average loans grew 25.2% to $5.3 billion with first mortgage residential real estate loans producing the strongest growth while the consumer categories and commercial lending each registered solid growth.

     Interest-bearing liabilities averaged $7.9 billion, representing an increase of 6.3%. Interest-bearing deposits were $5.9 billion on average, up 1.3% over 1993, with consumer certificates of deposit accounting for virtually all of the growth. Other short-term borrowings, medium-term notes and Federal Home Loan Bank borrowings contributed substantial growth in funding sources. The sales of medium-term notes and Federal Home Loan Bank borrowings, averaging $245.3 million and $107.2 million, respectively, throughout 1994, accounted for the growth.

     Excluding the $102.2 million in unrealized losses on securities available for sale subject to SFAS 115, average shareholders' equity grew 11.3% to $715.9 million. The return on average shareholders' equity of 11.85% declined from 16.01% in 1993. The book value of common stock per share was $18.44 at December 31, 1994, compared to $17.43 at year-end 1993, representing an increase of 5.8%. The closing price of the Company's common stock as of December 31, 1994 was $24.25, which resulted in a market to book value ratio on that date of 132%.


---------------------------------------------------------------------------------------
TABLE 1  Changes in Earnings Per Share
                                                      1994/1993   1993/1992   1992/1991
---------------------------------------------------------------------------------------
Net income for 1993, 1992 and 1991, respectively         $2.66       $2.25       $1.87

Increase (decrease) attributable to:
  Net interest income                                     0.28        0.77        1.54
  Provision for loan losses                               1.41        0.52       (1.43)
  Noninterest income                                     (1.72)       0.27        1.04
  Noninterest expense                                    (0.56)      (0.58)      (0.30)
  Income taxes                                            0.13       (0.35)      (0.34)
  Average shares outstanding                             (0.03)      (0.22)      (0.13)
---------------------------------------------------      -----       -----       -----
    Net increase (decrease)                              (0.49)       0.41        0.38
---------------------------------------------------      -----       -----       -----

Net income for 1994, 1993 and 1992, respectively         $2.17       $2.66       $2.25
---------------------------------------------------      =====       =====       =====
---------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------
TABLE 2  Selected Ratios

Year Ended December 31,
                                                                   1994      1993      1992
---------------------------------------------------------------------------------------------
Percentage of net income to:
  Average shareholders' equity*                                    11.85%    16.01%    15.60%
  Average total assets*                                             0.89      1.16      1.06
Percentage of dividends per share
  to net income per share                                          51.61     37.59     36.44
Percentage of average total shareholders' equity
  to average total assets*                                          7.53      7.22      6.79
---------------------------------------------------------------------------------------------
*  Excludes SFAS 115 adjustment for unrealized gains or losses on securities available for sale.


-------------------------------------------------------------------------------------------------------------------------
TABLE 3  Selected Financial Data

(In Thousands, except share and per share data)                                                             Percent
                                                                                                             Change
                                                                                                      -------------------
                                         1994         1993         1992         1991         1990     1994/1993 1993/1992
-------------------------------------------------------------------------------------------------------------------------
Results of Operations (Taxable
  Equivalent Basis)
  Interest income                       $673,731     $623,645     $591,076     $573,187     $550,089       8.0 %     5.5 %
  Interest expense                       330,691      289,731      285,697      319,365      326,102      14.1       1.4
-------------------------------------  ---------    ---------    ---------    ---------    ---------
    Net interest margin                  343,040      333,914      305,379      253,822      223,987       2.7       9.3
  Provision for loan losses               24,359       79,509       99,757       49,810       45,016     (69.4)    (20.3)
-------------------------------------  ---------    ---------    ---------    ---------    ---------
    Net income from earning assets       318,681      254,405      205,622      204,012      178,971      25.3      23.7
  Noninterest income                      58,359      125,803      115,422       78,942       70,918     (53.6)      9.0
  Noninterest expense                    245,223      223,298      200,833      190,406      164,706       9.8      11.2
-------------------------------------  ---------    ---------    ---------    ---------    ---------
    Income before income taxes           131,817      156,910      120,211       92,548       85,183     (16.0)     30.5
  Income tax expense                      46,953       53,993       41,695       32,113       29,430     (13.0)     29.5
-------------------------------------  ---------    ---------    ---------    ---------    ---------
    Net income                           $84,864     $102,917      $78,516      $60,435      $55,753     (17.5)     31.1
-------------------------------------  =========    =========    =========    =========    =========

Per Share
  Net income                               $2.17        $2.66        $2.25        $1.87        $1.65     (18.4)%    18.2 %
  Cash dividends declared                  $1.12        $1.00        $0.82        $0.74        $0.63      12.0      22.0
  Average common shares outstanding   39,163,599   38,737,447   34,962,561   32,396,301   33,842,775       1.1      10.8
Daily Averages for the Year
  Total assets                        $9,512,447   $8,900,247   $7,416,919   $6,083,792   $5,454,753       6.9 %    20.0 %
  Loans                                5,321,848    4,250,089    3,730,625    3,606,906    3,599,978      25.2      13.9
  Earning assets                       9,021,290    8,389,175    6,937,150    5,665,342    5,040,287       7.5      20.9
  Deposits                             6,823,793    6,685,916    5,914,733    4,871,463    4,328,780       2.1      13.0
  Shareholders' equity                   715,945      643,005      503,313      404,817      383,361      11.3      27.8
--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
TABLE 4  Analysis of Changes in the Components of Net Interest Earnings (Taxable Equivalent Basis)

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



(In Thousands)                                   1994 Compared to 1993             1993 Compared to 1992
                                               Increase (Decrease) due to        Increase (Decrease) due to
                                              Volume       Rate      Total      Volume       Rate      Total
--------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial real estate     $19,601     $4,706    $24,307      $3,450    ($9,740)   ($6,290)
    Construction                               (2,769)     3,364        595      (6,498)      (112)    (6,610)
    Residential real estate                    40,415     (4,084)    36,331      34,518    (10,309)    24,209
    Consumer second mortgage                    7,037       (824)     6,213       3,863     (2,962)       901
    Installment                                11,547     (6,050)     5,497       5,564     (8,223)    (2,659)
    Bank card                                  11,685     (2,750)     8,935       3,926     (6,537)    (2,611)
--------------------------------------------                        -------                           -------
        Total loans                            90,555     (8,677)    81,878      45,497    (38,557)     6,940
  Assets available for sale:
    Securities:
      U.S. Government and agencies             63,629    (50,704)    12,925        (695)   (10,358)   (11,053)
      States and political subdivisions         3,469     (5,636)    (2,167)      3,449         34      3,483
      Other                                    (6,409)   (35,575)   (41,984)     11,861       (193)    11,668
--------------------------------------------                        -------                           -------
                                               61,207    (92,433)   (31,226)     17,122    (13,024)     4,098
    Loans                                        (456)       198       (258)        683          7        690
--------------------------------------------                        -------                           -------
        Total assets available for sale        60,772    (92,256)   (31,484)     17,955    (13,167)     4,788
  Investment securities:
    U.S. Government and agencies                   --         --         --      11,881    (11,247)       634
    States and political subdivisions              --         --         --      (4,069)    (1,239)    (5,308)
    Other                                          --         --         --      31,053     (6,643)    24,410
--------------------------------------------                        -------                           -------
        Total investment securities                --         --         --      41,676    (21,940)    19,736
  Money market investments                     (2,149)     1,830       (319)      2,090       (967)     1,123
  Trading account securities                       (2)        13         11         (11)        (7)       (18)
--------------------------------------------                        -------                           -------
        Total interest-earning assets          47,195      2,891     50,086     113,938    (81,369)    32,569
--------------------------------------------                        -------                           -------
Interest-bearing liabilities:
  Interest checking                               750       (614)       136       3,195     (4,145)      (950)
  Regular savings                                 810     (2,115)    (1,305)      8,418     (4,028)     4,390
  Consumer certificates                        15,618     (2,573)    13,045      10,134    (21,906)   (11,772)
  Money market accounts                        (2,629)     2,930        301      (3,043)    (6,188)    (9,231)
  Certificates of deposit $100,000 and over    (9,261)     1,538     (7,723)      9,420     (5,013)     4,407
  Federal funds purchased and repos               747     11,672     12,419       5,024     (2,849)     2,175
  Other short-term borrowings                     526        474      1,000         (82)      (148)      (230)
  Medium-term notes                            10,551      4,903     15,454       9,852         96      9,948
  Federal Home Loan Bank borrowings             6,343         63      6,406          --         --         --
  Long-term debt                                 (192)     1,468      1,276       6,575     (1,215)     5,360
  Capitalized lease obligations                   (50)         1        (49)        (71)         8        (63)
--------------------------------------------                        -------                           -------
        Total interest-bearing liabilities     18,761     22,199     40,960      52,844    (48,810)     4,034
--------------------------------------------                        -------                           -------
Net interest earnings                         $28,434   ($19,308)    $9,126     $61,094   ($32,559)   $28,535
--------------------------------------------                        =======                           =======
--------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
TABLE 5  Average Balances and Interest Rates (Taxable Equivalent Basis)

     The following table shows the average balance sheets for each of the years ended December 31, 1994, 1993 and 1992.
In addition,  the amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities,  together with the rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the  computation of yields, upon which they had an immaterial effect. Interest on earning assets is on a taxable equivalent basis,  which was computed using the federal corporate income tax rate of 35% for 1994 and 1993, and 34% for 1992.

(In Millions)
                                                         1994                      1993                      1992
---------------------------------------------------------------------------------------------------------------------------
                                               Average          Yield/   Average          Yield/   Average          Yield/
                                               Balance  Interest Rate    Balance  Interest Rate    Balance  Interest Rate
---------------------------------------------------------------------------------------------------------------------------
Assets
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial real estate     $1,833.1  $146.0   7.96 % $1,585.1  $121.7   7.67 % $1,542.7  $127.9   8.29 %
    Construction                                 294.7    24.3   8.24      331.2    23.7   7.15      422.0    30.3   7.18
    Residential real estate                    1,383.9    99.6   7.20      825.9    63.3   7.67      397.5    39.1   9.84
    Consumer second mortgage                     509.2    47.3   9.28      433.5    41.1   9.47      394.0    40.2  10.19
    Installment                                  764.8    58.4   7.64      619.2    52.9   8.55      559.6    55.6   9.93
    Bank card                                    529.9    69.5  13.12      441.6    60.5  13.72      414.8    63.2  15.24
--------------------------------------------  --------  ------          --------  ------          --------  ------
                                               5,315.6   445.1   8.37    4,236.5   363.2   8.57    3,730.6   356.3   9.55
  Assets available for sale:
    Securities:
      U.S. Government and agencies             2,645.6   160.8   6.08      747.4    45.9   6.14      756.7    56.9   7.52
      States and political subdivisions          160.4    12.5   7.80       43.4     3.5   8.03         --      --     --
      Other                                      767.3    49.4   6.43      230.4    12.0   5.22        4.5     0.3   8.08
--------------------------------------------  --------  ------          --------  ------          --------  ------
                                               3,573.3   222.7   6.23    1,021.2    61.4   6.01      761.2    57.2   7.53
    Loans                                          6.2     0.4   6.95       13.6     0.7   5.08         --      --     --
--------------------------------------------  --------  ------          --------  ------          --------  ------
                                               3,579.5   223.1   6.23    1,034.8    62.1   6.00      761.2    57.2   7.53
  Investment securities:
    U.S. Government and agencies                    --      --     --    1,516.7   102.0   6.73    1,349.1   101.4   7.52
    States and political subdivisions               --      --     --      137.4    11.2   8.15      186.3    16.5   8.86
    Other                                           --      --     --    1,279.0    79.3   6.20      788.0    55.0   6.97
--------------------------------------------  --------  ------          --------  ------          --------  ------
                                                    --      --     --    2,933.1   192.5   6.56    2,323.4   172.9   7.44
  Money market investments                       125.4     5.4   4.33      184.0     5.8   3.13      121.0     4.6   3.83
  Trading account securities                       0.8     0.1   7.98        0.8      --   6.18        1.0     0.1   6.98
--------------------------------------------  --------  ------          --------  ------          --------  ------
      Total interest-earning assets            9,021.3  $673.7   7.47 %  8,389.2  $623.6   7.43 %  6,937.2  $591.1   8.52 %
--------------------------------------------  --------  ======          --------  ======          --------  ======
Noninterest-earning assets:
  Cash and due from banks                        270.7                     248.3                     234.2
  Premises and equipment, net                    145.7                     145.6                     140.4
  Other assets                                   184.7                     222.1                     206.9
  Allowance for loan losses                     (110.0)                   (105.0)                   (101.8)
--------------------------------------------  --------                  --------                  --------
      Total assets                            $9,512.4                  $8,900.2                  $7,416.9
--------------------------------------------  ========                  ========                  ========


Liabilities and Shareholders' Equity

---------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                             $663.4   $15.8   2.38 %   $632.4   $15.7   2.48 %   $520.1   $16.6   3.19 %
  Regular savings                                843.9    23.7   2.81      816.8    25.0   3.06      557.2    20.6   3.70
  Consumer certificates                        3,088.7   156.6   5.07    2,781.4   143.6   5.16    2,603.7   155.3   5.97
  Money market accounts                        1,007.8    33.1   3.29    1,091.8    32.8   3.01    1,181.7    42.1   3.56
  Certificates of deposit $100,000 and over      316.9    14.4   4.53      523.5    22.1   4.22      318.4    17.7   5.55
  Federal funds purchased and repos            1,095.5    44.2   4.03    1,070.9    31.7   2.97      907.0    29.6   3.26
  Other short-term borrowings                     42.7     1.7   3.89       26.4     0.7   2.51       29.3     0.9   3.05
  Medium-term notes                              537.7    25.4   4.72      292.4     9.9   3.40         --      --     --
  Federal Home Loan Bank borrowings              107.2     6.4   5.98         --      --     --         --      --     --
  Long-term debt                                 151.0     8.7   5.75      154.9     7.4   4.78       24.9     2.0   8.22
  Capitalized lease obligations                    8.3     0.7   8.82        8.9     0.8   8.81        9.7     0.9   8.73
--------------------------------------------  --------  ------          --------  ------          --------  ------
      Total interest-bearing liabilities       7,863.1  $330.7   4.21 %  7,399.4  $289.7   3.92 %  6,152.0  $285.7   4.64 %
--------------------------------------------  --------  ======          --------  ======          --------  ======
Noninterest-bearing liabilities:
  Demand deposits                                903.2                     840.1                     733.7
  Other                                           30.2                      13.9                      27.9
--------------------------------------------  --------                  --------                  --------
                                                 933.4                     854.0                     761.6
Shareholders' equity before unrealized
  gains (losses)                                 715.9                     643.0                     503.3
Unrealized gains (losses) on securities
  available for sale                            (102.2)                     45.9                        --
--------------------------------------------  --------                  --------                  --------
      Total liabilities and
        shareholders' equity                  $9,512.4                  $8,900.2                  $7,416.9
--------------------------------------------  ========                  ========                  ========
Net interest earnings                                   $343.0                    $333.9                    $305.4
--------------------------------------------            ======                    ======                    ======
Net interest spread                                              3.26 %                    3.51 %                    3.88 %
--------------------------------------------                     ====                      ====                      ====
Net interest margin                                              3.80 %                    3.98 %                    4.40 %
--------------------------------------------                     ====                      ====                      ====
Fees included in loan income                             $14.1                      $8.4                     $12.0
--------------------------------------------            ======                    ======                    ======
Taxable equivalent adjustment                             $7.9                      $9.7                     $10.9
--------------------------------------------            ======                    ======                    ======
---------------------------------------------------------------------------------------------------------------------------

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

     On a tax-equivalent basis, net interest income for 1994 was $343.0 million, a 2.7% increase over 1993. The growth in net interest income resulted primarily from higher levels of average earning assets. Average earning assets increased $632.1 million, or 7.5% over 1993, totalling $9.0 billion. The net interest margin for 1994 was 3.80%, reflecting a decline of 18 basis points when compared with 3.98% for 1993. The decline in net interest margin during 1994 was impacted by the higher than anticipated interest rates which lowered interest margins due to higher funding costs.

     Total loans rose 25.2%, or $1.1 billion to an average of $5.3 billion over 1993. The growth in loans resulted from gains in all loan categories except construction lending. Continued demand for first mortgage residential real estate loans as well as increased consumer activities were contributing factors to the loan growth. Residential real estate loans averaged $1.4 billion, showing an increase of $550.6 million, or 65.6% compared to $839.5 million in 1993, following a substantial gain of 111.2% in 1993. Installment loans averaged $764.8 million, representing a 23.5% increase over the prior year. When compared with the 1993 levels on average, bank card, consumer second mortgage, and commercial and commercial real estate loans registered increases of 20.0%, 17.5% and 15.6%, respectively. Construction loans declined 11.0%, averaging $294.7 million during the year. Securities available for sale averaged $3.6 billion, reflecting a decline of 9.6% when compared with the total securities portfolio for 1993. The decline in the securities portfolio resulted from strong loan growth and the sale of fixed rate securities, in an effort to reduce the Company's exposure to continued increases in interest rates. Money market investments, consisting of federal funds sold and securities purchased under agreements to resell, averaged $125.4 million, a decline of 31.8% compared to 1993. Trading account securities were flat compared to 1993's level. The yield on average earning assets gained 4 basis points to 7.47%, due to the higher interest rate environment for 1994 and a shift to a greater percentage of loans to total earning assets.

     In 1994, average interest-bearing liabilities totalled $7.9 billion, having grown 6.3% from $7.4 billion in 1993. Core deposits averaged $6.5 billion, representing a 5.6% increase from the prior year. Consumer certificates of deposit rose 11.0% to an average of $3.1 billion.
Interest checking averaged $663.4 million, registering a 4.9% increase from the previous year. Regular savings, averaging $843.9 million, showed an increase of 3.3%. Money market accounts declined 7.7%, on average, compared to 1993. Certificates of deposit $100,000 and over declined 39.5%, to an average of $316.9 million. In 1994, Federal Home
Loan Bank borrowings averaged $107.2 million. Medium-term notes averaged $537.7 million, an 83.9% increase, or $245.3 million over 1993. Federal funds purchased and securities sold under agreements to repurchase averaged $1.1 billion, a 2.3% increase over 1993. Long-term debt and capitalized lease obligations declined to $151.0 million and $8.3 million on average, respectively. The decline in long-term debt resulted from a $1.0 million note maturing in August. In 1994, the cost of interest-bearing liabilities increased 29 basis points to 4.21%, following a decline of 72 basis points to 3.92% in 1993, and was consistent with a rising interest rate environment.

     Table 5 presents the components of net interest income on a taxable equivalent basis. Interest earned on certain tax-exempt loans and investment securities has been increased by an amount equivalent to the taxes that would have been paid on taxable assets at the federal statutory rate.

Loans

     Loans represent the highest yielding and largest component of earning assets. In 1994, total loans grew $1.1 billion, or 25.2% to an average of $5.3 billion, with all loan categories except construction lending recording strong gains. The loan growth reflected an increased demand in lending activities. The average yield on the loan portfolio declined 20 basis points to 8.37%, compared to 8.57% in 1993. This decline resulted from a change in loan mix and heightened price competition. The average prime rate was 7.083% in 1994 compared to 5.926% in 1993.

     Commercial and commercial real estate loans averaged $1.8 billion, representing a 15.6% or $248.0 million increase over 1993. The average yield was up 29 basis points to 7.96% compared to 1993, reflecting a higher average prime rate during 1994. Construction loans averaged $294.7 million, which represented a decline of 11.0% in volume, after a 21.5% decline in 1993.

     Residential first mortgage loans totalled $1.4 billion, on average, an increase of 65.6% compared to 1993, following a substantial increase of 111.2% in 1993. Rising mortgage rates slowed growth in refinancing and new first mortgage residential loans culminating in December with the lowest home sales in 18 months. The loan growth was primarily in the adjustable rate mortgages and shorter term fixed rate products.
The average yields on the residential first mortgage loan portfolio declined 43 basis points to 7.19% from 7.62% in 1993.

     Consumer second mortgage loans which consist of second mortgage loans and home equity lines of credit, averaged $509.2 million, a 17.5% increase over 1993. The average yield was down 19 basis points to 9.28%. Installment loans grew $145.6 million to an average of $764.8 million, representing a 23.5% increase over 1993. Installment loan yields declined 91 basis points to 7.64% in 1994. Bank card loans averaged $529.9 million, resulting in a 20.0% increase compared to 1993. The average yield on bank card loans represented a decline of 60 basis points to 13.12%. The declines in yields reflected aggressive promotional rates.

     There are no foreign loans within the portfolio or credits to finance leveraged buyouts or other highly leveraged transactions.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) in May, 1993, and it was amended in October, 1994 by the issuance of SFAS 118. Effective January 1, 1995, SFAS 114, as amended by SFAS 118, requires that impaired loans within the scope of the statements be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. The impact of adopting SFAS 114, as amended by SFAS 118, will not be material to the financial condition or results of operations of the Company.


------------------------------------------------------------------------------------------------------------------------
TABLE 6  Average Loans

(In Thousands) Year Ended December 31,
                                                                                                               Percent
                                                                                                                Change
                                              1994          1993          1992          1991          1990    1994/1993
------------------------------------------------------------------------------------------------------------------------
Commercial and commercial real estate      $1,833,077    $1,585,135    $1,542,712    $1,560,323    $1,643,943      15.6 %
Construction                                  294,753       331,162       422,029       518,131       485,048     (11.0)
Residential real estate                     1,390,149       839,496       397,512       216,117       237,308      65.6
Consumer second mortgage                      509,173       433,552       394,024       346,074       218,388      17.4
Installment                                   764,778       619,172       559,588       551,820       572,742      23.5
Bank card                                     529,918       441,572       414,760       414,441       442,549      20.0
------------------------------------------ ----------    ----------    ----------    ----------    ----------
  Total loans                              $5,321,848    $4,250,089    $3,730,625    $3,606,906    $3,599,978      25.2 %
------------------------------------------ ==========    ==========    ==========    ==========    ==========
--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
TABLE 7  Sensitivity of Loan Portfolio to Changes in Interest Rates

      At December 31, 1994, the total commercial and construction loans due after one year are categorized according to interest rate sensitivity as follows:

(In Thousands)

--------------------------------------------------------------------------------------------
Loans having floating or adjustable interest rates                                       --
Loans with fixed or predetermined interest rates                                    893,489
------------------------------------------------------------------------------   ----------
   Total                                                                            $893,489
------------------------------------------------------------------------------   ==========
--------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
TABLE 8  Loan Maturities

     Scheduled principal repayments of loans outstanding for commercial and construction loans at December 31, 1994 are as follows:
(In Thousands)

---------------------------------------------------------------------------------------------
                                                              One
                                               One Year     Through    Over Five
                                                or Less    Five Years    Years        Total
---------------------------------------------------------------------------------------------
Commercial and commercial real estate         $1,021,032    $489,265    $369,202   $1,879,499
Construction                                     270,435       9,061      25,961      305,457
--------------------------------------------  ----------    --------    --------   ----------
  Total                                       $1,291,467    $498,326    $395,163   $2,184,956
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

     While it is the Company's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to its adequacy.

     At December 31, 1994, the allowance for loan losses was $110.0 million, or 1.91% of loans, reflecting a 4.8% increase, or $5.0 million, compared to $105.0 million or 2.18% of loans at December 31, 1993. The level of allowance for loan losses was impacted by the increase in loan volume and continued improvement in credit quality. The provision for loan losses totalled $24.4 million for 1994, a decline of $55.2 million compared to $79.5 million in 1993. The decline in the provision is consistent with comparable declines in the charge-offs from year to year. Net charge-offs amounted to $19.4 million for 1994, compared with $76.3 million for 1993. The ratios of provision for loan losses and net charge-offs to average loans declined from 1.87% and 1.80% for 1993 to .46% and .36% for 1994, respectively. Table 9 provides an analysis of the allowance for loan losses for the years 1990 through 1994, including gross charge-offs and recoveries for the five year period.

     Nonperforming assets as of December 31, 1994 were $90.3 million or .90% of total assets compared to $132.1 million or 1.37% of total assets a year ago. At December 31, 1994, nonperforming assets were 1.56% of loans and foreclosed properties, compared to 2.72% at December 31, 1993. The lower level of nonperforming assets was a result of improved real estate markets across the Commonwealth of Virginia and persistent success in problem loan resolution. At December 31, 1994, the allowance for loan losses to nonperforming assets was 121.8% compared to 79.5% at December 31, 1993. Table 13 shows the distribution of nonperforming assets by geographic region and loan category.


---------------------------------------------------------------------------------------------------------------------------
TABLE 9  Selected Loan Loss Data

(In Thousands) Year Ended December 31,
                                                           1994          1993          1992          1991          1990
---------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                              $105,000      $101,800       $61,000       $60,806       $35,156
Provision charged to expense                                24,359        79,509        99,757        49,810        45,016
------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
                                                           129,359       181,309       160,757       110,616        80,172
Loans charged off:
  Commercial and commercial real estate                      8,288        27,995        17,091        20,092         5,921
  Construction                                               4,744        39,031        27,793        14,393         2,909
  Residential real estate                                      173            64             4            32            21
  Installment                                                5,989         5,841         6,273         5,949         4,241
  Bank card                                                 15,203        13,797        16,408        15,587        11,992
------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
    Total charge-offs                                       34,397        86,728        67,569        56,053        25,084
------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
Recoveries of loans previously charged off:
  Commercial and commercial real estate                      4,281         3,162         1,967         2,083         1,737
  Construction                                               4,425           392         1,557            69            11
  Residential real estate                                       20            23             3             2            33
  Installment                                                3,456         3,508         2,656         2,099         1,694
  Bank card                                                  2,856         3,334         2,429         2,184         2,243
------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
    Total recoveries                                        15,038        10,419         8,612         6,437         5,718
------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
    Net charge-offs                                         19,359        76,309        58,957        49,616        19,366
------------------------------------------------------- -----------   -----------   -----------   -----------   -----------
Balance at end of year                                    $110,000      $105,000      $101,800       $61,000       $60,806
------------------------------------------------------- ===========   ===========   ===========   ===========   ===========
Average loans                                           $5,321,848    $4,250,089    $3,730,625    $3,606,906    $3,599,978
Loans at year-end                                       $5,772,093    $4,812,509    $3,953,354    $3,619,218    $3,577,298
Ratio of provision for loan losses to average loans           0.46%         1.87%         2.67%         1.38%         1.25%
Ratio of net charge-offs to average loans                     0.36%         1.80%         1.58%         1.38%         0.54%
Ratio of allowance for loan losses to loans at year-end       1.91%         2.18%         2.58%         1.69%         1.70%
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
TABLE 10  Allocated Allowance for Loan Losses

     The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is based on the same judgmental criteria discussed earlier in determining the level of the allowance and should not be interpreted as an indication that charge-offs in 1995 will occur in these amounts, or proportions, or that the allocation indicates future trends. The allocation of the allowance at December 31 for the years indicated and the ratio of the related outstanding loan balances to total loans are as follows:

(In Thousands)
December 31,
                       1994                  1993                  1992                  1991                  1990
---------------------------------------------------------------------------------------------------------------------------
                         Ratio of              Ratio of              Ratio of              Ratio of              Ratio of
                         Loans to              Loans to              Loans to              Loans to              Loans to
                        Total Loans           Total Loans           Total Loans           Total Loans           Total Loans
              Allowance Outstanding Allowance Outstanding Allowance Outstanding Allowance Outstanding Allowance Outstanding
---------------------------------------------------------------------------------------------------------------------------
Commercial and
  commercial
  real estate  $62,724        32.5%  $61,956        35.5%  $40,166        39.9%  $24,377        42.5%  $20,860        44.3%
Construction    17,835         5.3    18,803         6.0    36,184         8.8    21,351        13.3    23,906        14.5
Residential
  real estate    1,789        27.0     1,318        24.4     1,018        14.9       300         7.1       258         4.8
Installment      5,917        20.6     5,497        19.0     6,108        20.3     3,672        20.3     3,443        20.7
Bank card       21,735        14.6    17,426        15.1    18,324        16.1    11,300        16.8    12,339        15.7
------------- --------       -----  --------       -----  --------       -----  --------       -----  --------       -----
  Total       $110,000       100.0% $105,000       100.0% $101,800       100.0%  $61,000       100.0%  $60,806       100.0%
------------- ========       =====  ========       =====  ========       =====  ========       =====  ========       =====
---------------------------------------------------------------------------------------------------------------------------


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

------------------------------------------------------------------------------------------------
(In Thousands) December 31,
                                             1994       1993       1992       1991       1990
------------------------------------------------------------------------------------------------
Nonaccrual loans                            $67,534    $93,349    $84,401    $35,853    $69,653
Past-due loans (not including
  nonaccrual loans):
  Commercial and construction                 1,195      1,887      9,369      8,542     10,663
  Residential real estate                     2,255        670        134        306        260
  Installment                                 2,028        681      2,271      3,300      2,431
  Bank card                                   5,562      3,104      3,413      4,363      2,921
-----------------------------------------   -------    -------    -------    -------    -------
                                             11,040      6,342     15,187     16,511     16,275
Restructured loans (in accrual status)           --        606        260      1,635        191
-----------------------------------------   -------    -------    -------    -------    -------
    Total                                   $78,574   $100,297    $99,848    $53,999    $86,119
-----------------------------------------   =======    =======    =======    =======    =======
------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
TABLE 12  Loan Distribution

(In Thousands) December 31,
                                                                                                            Percent
                                                                                                            Change
                                            1994         1993         1992         1991         1990       1994/1993
--------------------------------------------------------------------------------------------------------  -----------
Commercial and commercial real estate    $1,879,499   $1,711,092   $1,576,744   $1,537,611   $1,583,451          9.8 %
Construction                                305,457      289,199      347,685      483,026      520,810          5.6
Residential real estate                   1,558,429    1,174,051      589,133      256,863      172,282         32.7
Consumer second mortgage                    552,301      458,294      411,708      377,009      314,488         20.5
Installment                                 871,115      670,487      593,065      537,258      570,047         29.9
Bank card                                   605,292      509,386      435,019      427,451      416,220         18.8
---------------------------------------  ----------   ----------   ----------   ----------   ----------
  Total loans                            $5,772,093   $4,812,509   $3,953,354   $3,619,218   $3,577,298         19.9 %
---------------------------------------  ==========   ==========   ==========   ==========   ==========
-----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
TABLE 13  Distribution of Loan Portfolio and Nonperforming Assets by Region


(In Thousands) December 31, 1994
                                        Capital     Eastern     Northern    Western   Southwestern
                                         Region      Region      Region      Region      Region    Consolidated
----------------------------------------------------------------------------------------------------------------
Commercial and commercial real estate    $310,788    $721,012    $292,490    $320,085    $235,124    $1,879,499
Construction                               61,690      66,274     112,753      41,659      23,081       305,457
Residential real estate                   350,526     288,164     264,339     479,780     175,620     1,558,429
Consumer second mortgage                   98,360     104,423      63,312     225,122      61,084       552,301
Installment                               288,910     114,346      60,187     303,175     104,497       871,115
Bank card                                 195,748     116,290     165,020      98,689      29,545       605,292
-------------------------------------- ----------  ----------    --------  ----------    --------    ----------
  Loans*                               $1,306,022  $1,410,509    $958,101  $1,468,510    $628,951    $5,772,093
-------------------------------------- ==========  ==========    ========  ==========    ========    ==========

Nonaccrual loans                           $3,241     $19,566     $31,651      $8,650      $4,426       $67,534
Foreclosed properties                       4,630       1,081      14,067         215       2,767        22,760
-------------------------------------- ----------  ----------     -------  ----------     -------    ----------
  Nonperforming assets                     $7,871     $20,647     $45,718      $8,865      $7,193       $90,294
-------------------------------------- ==========  ==========     =======  ==========     =======    ==========
Ratio of nonperforming assets to
  loans and foreclosed properties            0.60%       1.46%       4.70%       0.60%       1.14%         1.56%
----------------------------------------------------------------------------------------------------------------
*  Includes nonaccrual loans.

Securities Available for Sale

     At December 31, 1994, the Company had $3.5 billion in securities available for sale, compared with $4.1 billion at year-end 1993. The decrease was attributable to the Company's decision to allocate a greater portion of earning assets to loans.

     With the adoption of SFAS No. 115 as of December 31, 1993, the Company has classified substantially all of its securities as available for sale and reported them at fair value. At year-end 1994, the fair value of securities available for sale was $157.3 million lower than the amortized cost. This represents a decline from year-end 1993, when the fair value of securities available for sale exceeded amortized cost by $70.5 million. These unrealized gains and losses are reported on the balance sheet as a separate component of shareholders' equity, net of deferred tax provision. However, such unrealized gains and losses are excluded from the calculation of regulatory capital.

     While the Federal Reserve raised the federal funds rate six times for a total of 250 basis points in 1994, the rise in market rates was even greater in the short and intermediate part of the yield curve where most of the securities available for sale were concentrated. During the fourth quarter, the Company restructured a portion of its securities portfolio in order to reduce exposure to further increases in interest rates. A total of approximately $470 million of U.S. Treasury and mortgage-backed securities were sold, resulting in pre-tax losses of $28.7 million. The majority of the proceeds were invested in higher yielding adjustable rate mortgage securities, and the remainder of the proceeds were used primarily to reduce short-term borrowings. Other portfolio activity in 1994 contributed $7.4 million in net realized gains in the first quarter and $4.4 million in realized losses in the third quarter.

     The composition of the securities portfolio changed in 1994 to increase the weighting of mortgage-backed securities. Holdings in the mortgage sector, including collateralized mortgage obligations, increased to 67% of the portfolio at December 31, 1994, compared to 50% at December 31, 1993. Holdings of U.S. Treasury securities declined to 12% of the portfolio from 31%. The biggest change within the mortgage sector was the emphasis on adjustable rate mortgage securities, which grew from 2.7% of total securities to 22.8%.

     The average yield earned on securities portfolio in 1994 was 6.23%, compared with 6.42% in 1993. The expected weighted average life of the portfolio at the end of 1994 was 4.4 years, compared to 3.3 years at the end of 1993. This lengthening is largely a result of the shift to adjustable rate mortgage securities, which have longer weighted average lives than the securities replaced. Expectations of slower prepayment activity on mortgage-backed securities also extended the weighted average life of the portfolio during 1994.


------------------------------------------------------------------------------------------------
TABLE 14  Securities Available for Sale and Investment Securities

     The carrying value of securities available for sale at the dates indicated was:

(In Thousands) December 31,
                                                          1994           1993           1992
------------------------------------------------------------------------------------------------
U.S. Government and agencies                           $2,516,781     $3,193,391        $14,316
States and political subdivisions                         142,530        170,981             --
Other                                                     827,070        735,734         28,645
---------------------------------------------------    ----------     ----------       --------
  Total securities available for sale                  $3,486,381     $4,100,106        $42,961
---------------------------------------------------    ==========     ==========       ========

     The carrying value of investment securities at the dates indicated was:

(In Thousands) December 31,
                                                          1994           1993           1992
------------------------------------------------------------------------------------------------
U.S. Government and agencies                                   --             --     $1,853,835
States and political subdivisions                              --             --        179,819
Other                                                          --             --      1,826,287
---------------------------------------------------    ----------     ----------     ----------
  Total investment securities                                  --             --     $3,859,941
---------------------------------------------------    ==========     ==========     ==========
------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
TABLE 15  Securities Maturities, Expected Principal Repayments, and Expected Yields

     The table below shows the weighted average expected yields, maturities and expected principal repayments, at carrying value, of securities available for sale at December 31, 1994:

(In Thousands)
                                              Maturity or Expected Principal Repayment
-------------------------------------------------------------------------------------------------------------------------
                                                 After One But      After Five But
                             Within One Year   Within Five Years   Within Ten Years   After Ten Years        Total
                            Amount    Yield     Amount    Yield     Amount    Yield   Amount   Yield    Amount    Yield
-------------------------------------------------------------------------------------------------------------------------
U.S. Government and
  agencies:
    U.S. Treasury           $60,019    5.93 %   $343,000   5.86 %  $      --    -- %  $    --    -- %   $403,019  5.87 %
    Federal agencies             --      --       89,375   4.80           --    --         --    --       89,375  4.80
    Mortgage-backed
      obligations            56,788    6.24      713,171   6.50    1,254,428  6.39         --    --    2,024,387  6.42
                           --------            ---------           ---------         --------          ---------
                            116,807    6.08    1,145,546   6.18    1,254,428  6.39         --    --    2,516,781  6.28
                           --------            ---------           ---------         --------          ---------
States and political
  subdivisions               32,523    7.30       38,221   8.32       50,040  7.80     21,746  9.50      142,530  8.09
                           --------            ---------           ---------         --------          ---------
Other:
  Whole loan
    mortgage-backed          22,728    6.70      191,575   6.64       86,336  6.37         --    --      300,639  6.57
  Asset-backed               44,259    7.39      425,083   6.78           --    --         --    --      469,342  6.84
  Other                      25,000    6.59       32,089   6.09           --    --         --    --       57,089  6.31
                           --------            ---------           ---------         --------          ---------
                             91,987    7.00      648,747   6.71       86,336  6.37         --    --      827,070  6.70
------------------------   --------           ----------          ----------         --------         ----------
  Total                    $241,317    6.60 % $1,832,514   6.41 % $1,390,804  6.44 %  $21,746  9.50 % $3,486,381  6.45 %
------------------------   ========           ==========          ==========         ========         ==========
-------------------------------------------------------------------------------------------------------------------------

Asset/Liability Management

     The purpose of Asset/Liability analysis at Central Fidelity is the effective management of interest rate risk (IRR) through the proper control over lending, investment, funding and off-balance-sheet activities. The Asset/Liability Committee meets monthly to review the following topics: economic conditions, interest rate trends, loan strategies, investment strategies, funding strategies, interest rate risk, liquidity, off-balance-sheet strategies and earnings forecasts.

     The primary tool for IRR measurement is an earnings simulation model which has been used and refined over a period of years. The model projects changes to the balance sheet and earnings over two twelve-month periods using four standard interest rate scenarios: 1) a base case scenario which is management's expected path of interest rates, 2) an immediate shock of 100 basis points over the base case, 3) an immediate decline of 100 basis points from the expected case, and 4) no change in rates. Policy requires that projected earnings not vary more than 10% from the base rate scenario over the first twelve-month horizon.

     In addition to model simulation, the Company also uses a static gap report to measure the Company's general exposure to repricing risk at a point in time. As 1994 unfolded, the Company recognized that the pace of interest rate increases was faster than expected, and it took steps to reduce its exposure to rising rates. These actions included increasing the volume of longer term retail CD's and restructuring the securities portfolio as discussed above under the caption "Securities Available for Sale." As a result, the one year cumulative gap was reduced from a negative 26.15% of earning assets at year-end 1993 to negative 11.96% at year-end 1994 as shown in Table 20 on page 47. The Company anticipates that actions will be taken during 1995 to further reduce the Company's potential exposure to rising interest rates.

Off-Balance-Sheet Derivatives

     In the context of its asset/liability management, the Company is a limited end-user of off-balance-sheet financial derivatives as a cost-efficient vehicle for managing interest rate sensitivity. Interest rate swaps have been the main derivative instrument used to modify the repricing characteristics of various balance sheet assets and liabilities. The interest rate swaps entered into by the Company are essentially commitments to participate in cash settlements with a counterparty at various future dates as agreed to in the swap contract. These cash settlements result from movements in interest rates and are based on differences in specific rate indexes as applied to the notional principal amount of the contract.

     The notional amount of the Company's off-balance-sheet swap portfolio was $976.5 million and $975.0 million at December 31, 1994 and 1993, respectively. The related fair value or unrecognized gains (losses) of these derivative financial instruments was ($29.5) million and $17.6 million at December 31, 1994 and 1993, respectively. As shown on Table 17, the swap portfolio consists principally of contracts wherein the Company receives a fixed rate of interest and pays a variable rate, typically three-month LIBOR.

     During 1992 and 1993, the Company employed financial derivatives in its strategy of increasing liability sensitivity, which boosted earnings
in an environment of declining interest rates.   The Company entered into
interest rate swaps to receive a fixed rate of interest and pay a variable rate. In the implementation of this strategy, the use of off-balance-sheet derivatives was limited compared to the size of various on-balance-sheet instruments, namely fixed rate securities and short-term borrowings, which were the predominant vehicles for pursuing liability sensitivity. When interest rates began rising in 1994, the Company sought to reduce its liability sensitivity and entered into interest rate swaps to pay a fixed rate and receive a variable rate.

     Market values of derivatives transactions fluctuate based upon movements in the underlying financial indices such as interest rates. Market values are monitored on a monthly basis through external pricing mechanisms and then tested by using internal calculations. The Company's objective measurement system together with risk limits and timely reporting to senior management help to mitigate the possibility of any gain or loss recognition on the Company's interest rate swaps. In the event that a derivative product were terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the remaining life of the underlying hedged asset or liability. In 1994 and 1993, the Company did not terminate any derivatives transactions prior to contractual maturity. Unrecognized gains and losses as of December 31, 1994 are noted in Table 17.

     Financial derivatives may expose the Company to credit risk to the extent of the fair value gain of an instrument, should the counterparty default on its obligation to perform. The Company seeks to reduce credit risk by dealing only with highly rated counterparties and by setting exposure limits based on independent industry ratings from the major rating agencies and other relevant criteria. Furthermore, the Company uses bilateral netting agreements and collateral arrangements to reduce credit risk. Collateral is delivered by either party when the fair value of the transaction exceeds established thresholds of credit risk. At year-end 1994, the Company had net credit risk of $1.8 million to three counterparties. This exposure was below thresholds for receiving collateral. On transactions which had negative fair values, the Company delivered $15.2 million of securities to collateralize credit exposure to two counterparties in excess of threshold levels.

     The Company has also entered into a small number of interest rate swap agreements to accommodate the needs of commercial customers. In order to offset the interest rate risk of customer swaps, the Company has executed offsetting transactions with third parties. The notional amount of customer-related swap transactions was $18.0 million and $23.0 million at December 31, 1994 and 1993, respectively.

     The Company intends to continue using off-balance-sheet financial derivatives as a limited end-user in the prudent management of interest rate sensitivity.


--------------------------------------------------------------------------------------------------------------------------
TABLE 16  Expected Maturities of Interest Rate Swaps

                                        Due      After One   After Two   After Three  After Four
                                      Within      Through     Through      Through      Through      After
(In thousands) December 31, 1994     One Year    Two Years  Three Years  Four Years   Five Years   Five Years    Total
--------------------------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                       $50,962      $3,436     $55,990         $939      $13,893      $1,328   $126,548
  Weighted average pay rate                5.01%       6.75%       6.46%        6.83%        6.83%       7.03%      5.94%
  Weighted average receive rate:
    Contractual rate *                     5.72%       5.81%       6.28%        5.71%        5.71%       5.81%      5.97%
    Forward yield curve **                 6.23%       8.01%       8.04%        8.00%        8.01%       8.02%      7.31%

Receive fixed/pay variable:
  Notional amount                      $300,000    $200,000    $100,000     $100,000           --    $150,000   $850,000
  Weighted average pay rate:
    Contractual rate *                     6.19%       5.81%       6.50%        5.81%          --        5.81%      6.03%
    Forward yield curve **                 6.68%       7.86%       8.01%        7.99%          --        8.07%      7.51%
  Weighted average receive rate            5.00%       4.83%       4.77%        5.59%          --        7.10%      5.37%
--------------------------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                            --      $5,000          --       $4,000           --          --     $9,000
  Weighted average pay rate                  --        4.71%         --         9.57%          --          --       6.87%
  Weighted average receive rate:
    Contractual rate *                       --        4.94%         --         6.14%          --          --       5.47%
    Forward yield curve **                   --        7.86%         --         7.99%          --          --       7.92%

Receive fixed/pay variable:
  Notional amount                            --      $5,000          --       $4,000           --          --     $9,000
  Weighted average pay rate:
    Contractual rate *                       --        4.94%         --         6.14%          --          --       5.47%
    Forward yield curve **                   --        7.86%         --         7.99%          --          --       7.92%
  Weighted average receive rate              --        4.76%         --         9.62%          --          --       6.92%
--------------------------------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at December 31, 1994.
** The weighted average variable rates are projected based upon the implied forward yield curve for 3-month Eurodollar contracts as of December 31, 1994.



---------------------------------------------------------------------------------------------------------------------------
TABLE 17  Summary of Interest Rate Swaps

     The weighted average variable rates are based upon the contractual rates in effect at December 31, 1994:

(In thousands) December 31, 1994
                                            Notional      Weighted Average Rate   Maturity     Interest      Unrecognized
                                             Amount       Receive           Pay   In Years  Income/Expense  Gains (Losses)
---------------------------------------------------------------------------------------------------------------------------
Company Hedging Swaps
---------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate deposits                       $50,000      5.72%(1)    4.98%          0.53        ($1,037)           $416
  Variable rate medium-term borrowings          50,000      6.34 (2)    6.42           2.46           (453)          1,894
  Fixed rate commercial loans                   26,548      5.71 (2)    6.83           4.67           (185)            884
------------------------------------------    --------                                              ------         -------
    Total pay fixed/receive variable           126,548      5.97        5.94           2.16         (1,675)          3,194
------------------------------------------    --------                                              ------         -------
Receive fixed/pay variable:
  Fixed rate subordinated debt                 150,000      7.10        5.81 (2)       7.88          3,760          (9,170)
  Fixed rate medium-term borrowings            400,000      4.87        5.81 (2)       1.67          1,264         (16,013)
  Variable rate commercial loans               300,000      5.18        6.42 (2)       0.83          1,772          (7,509)
------------------------------------------    --------                                              ------         -------
    Total receive fixed/pay variable           850,000      5.37        6.03           2.47          6,796         (32,692)
------------------------------------------    --------                                              ------         -------
    Total company hedging swaps               $976,548      5.45%       6.01%          2.43         $5,121        ($29,498)
------------------------------------------    ========                                              ======         =======
---------------------------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
---------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable                      $9,000      5.47%(2)    6.87%          2.27        ($1,110)             $6
Receive fixed/pay variable                       9,000      6.92        5.47 (2)       2.27          1,114              27
------------------------------------------    --------                                              ------         -------
    Total customer hedging swaps               $18,000      6.20%       6.17%          2.27             $4             $33
------------------------------------------    ========                                              ======         =======
---------------------------------------------------------------------------------------------------------------------------
(1)  Variable rate is tied to U.S. Treasury bill rate.
(2)  Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 3-month maturity.

Deposits

     Total deposits averaged $6.8 billion, representing a 2.1% increase in 1994. When compared with 1993, core deposits rose $344.5 million, or 5.6% to an average of $6.5 billion in 1994 with consumer certificates of deposit accounting for virtually all of the growth. The slower growth in core deposits was due primarily to lower rates paid on bank deposits in a generally lower interest rate environment particularly during the first half of 1994.

     In 1994, consumer certificates of deposit represented the largest growth in core deposits, increasing $307.3 million, or 11.0%, averaging $3.1 billion. The biggest increases in consumer certificates of deposit were in maturities ranging from one to two years. Interest checking and regular savings averaged $663.4 million and $843.9 million, increasing 4.9% and 3.3%, respectively. Money market accounts showed a decline of 7.7%, averaging $1.0 billion. Table 18 shows the components of total average deposits for the past five years.

     The Company's asset funding strategy focuses primarily on core deposit growth. Central Fidelity's share of total core deposits in the Commonwealth of Virginia was 12.19% as of September 30, 1994, ranking the Company third in market share. During 1994, certificates of deposit $100,000 and over decreased 39.5% to an average of $316.9 million. Table 19 shows a maturity schedule for certificates of deposit $100,000 and over at year-end 1994.


------------------------------------------------------------------------------------------------------------------
TABLE 18  Average Deposits

(In Thousands) Year Ended December 31,
                                                                                                          Percent
                                                                                                          Change
                                                 1994        1993        1992        1991        1990    1994/1993
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing                             $903,164    $840,070    $733,716    $591,724    $576,264      7.5 %

Interest-bearing:
  Interest checking                              663,405     632,429     520,062     392,912     344,803      4.9
  Regular savings                                843,867     816,783     557,220     367,837     349,344      3.3
  Consumer certificates                        3,088,651   2,781,417   2,603,656   2,274,954   1,913,856     11.0
  Money market accounts                        1,007,847   1,091,764   1,181,713     922,429     816,859     (7.7)
  Certificates of deposit $100,000 and over      316,859     523,453     318,366     321,607     327,654    (39.5)
--------------------------------------------- ----------  ----------  ----------  ----------  ----------
    Total interest-bearing                     5,920,629   5,845,846   5,181,017   4,279,739   3,752,516      1.3
--------------------------------------------- ----------  ----------  ----------  ----------  ----------
    Total                                     $6,823,793  $6,685,916  $5,914,733  $4,871,463  $4,328,780      2.1 %
--------------------------------------------- ==========  ==========  ==========  ==========  ==========
------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------
TABLE 19  Certificates of Deposit $100,000 and Over

(In Thousands) December 31,
                                                                            1994
---------------------------------------------------------------------------------
Time remaining to maturity:
  Less than three months                                                $131,421
  Three through six months                                                48,213
  Six through twelve months                                               29,491
  More than twelve months                                                 38,071
---------------------------------------------------------------------   ---------
    Total                                                               $247,196
---------------------------------------------------------------------   =========
---------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
Table 20  Interest Sensitivity Analysis

     Interest sensitivity management is the process of developing objectives, goals and strategies to manage the Company's assets and liabilities. Its purpose is to maintain a managed balance in interest sensitive assets and liabilities, those which either mature within a certain time period or where the related interest rate can be adjusted or repriced within a specified time period prior to maturity. The objective of interest sensitivity management is to provide flexibility in controlling the response of both rate sensitive assets and liabilities to wide and frequent fluctuations in market rates of interest so that the effect of such swings on net interest income is minimized. The most important part of this objective is to maximize earnings while keeping risks within defined limits.

     The interest sensitivity position is indicated by the volume of rate sensitive assets, less rate sensitive liabilities. This difference is generally referred to as the interest sensitivity gap. The nature of the gap indicates how future interest rate changes may affect net interest income. Depending on the perception as to whether interest rates will rise or fall, the objective is to maintain the gap within a designated range. A negative gap, for example, should generally have a favorable impact on net interest income when interest rates are declining, as more liabilities than assets would be repriced at lower interest rates.  The table below shows the Company's interest sensitivity position at
December 31, 1994.

(In Thousands)

                                              1-30 Day     1-90 Day    1-180 Day    1-365 Day   Beyond One Year
                                            Sensitivity  Sensitivity  Sensitivity  Sensitivity  Or Insensitive     Total
---------------------------------------------------------------------------------------------------------------------------
Uses of Funds
Earning assets:
  Securities available for sale and
    trading account securities                 $293,170     $531,653     $781,144   $1,136,738      $2,351,060  $3,487,798
  Federal funds sold and securities
    purchased under agreements to resell        196,859      196,859      196,859      196,859              --     196,859
  Loans and loans available for sale          1,596,430    1,771,731    2,065,024    2,705,884       3,066,209   5,772,093
  Interest rate swaps                           (85,642)     (73,452)     (73,452)     (73,452)         73,452          --
------------------------------------------  ------------ ------------ ------------ ------------ --------------- -----------
      Total earning assets                    2,000,817    2,426,791    2,969,575    3,966,029       5,490,721   9,456,750
Nonearning assets                                 3,042        3,042        3,042        3,042         594,380     597,422
------------------------------------------  ------------ ------------ ------------ ------------ --------------- -----------
      Total uses of funds                     2,003,859    2,429,833    2,972,617    3,969,071       6,085,101  10,054,172
------------------------------------------  ------------ ------------ ------------ ------------ --------------- -----------
Sources of Funds
Interest-bearing liabilities:
  Savings and interest-bearing
    demand accounts                                  --           --           --           --       1,419,973   1,419,973
  Certificates and other time deposits        1,301,016    1,501,939    1,761,417    2,756,311       1,850,109   4,606,420
  Certificates of deposit $100,000
    and over                                     66,217      131,421      179,634      209,125          38,071     247,196
  Federal funds purchased and securities
    sold under agreements to repurchase       1,029,587    1,038,544    1,040,644    1,040,870              --   1,040,870
  Other borrowings                               61,998      312,498      421,248      421,248         438,750     859,998
  Long-term debt and capitalized
    lease obligations                                --           -- -         --           --         158,607     158,607
  Interest rate swaps                           (50,000)     250,000      150,000      200,000        (200,000)         --
------------------------------------------  ------------ ------------ ------------ ------------ --------------- -----------
      Total interest-bearing liabilities      2,408,818    3,234,402    3,552,943    4,627,554       3,705,510   8,333,064
Noninterest-bearing sources                     118,056      236,112      472,224      472,224       1,248,884   1,721,108
------------------------------------------  ------------ ------------ ------------ ------------ --------------- -----------
      Total sources of funds                  2,526,874    3,470,514    4,025,167    5,099,778       4,954,394  10,054,172
------------------------------------------  ------------ ------------ ------------ ------------ --------------- -----------
      Interest sensitivity gap                ($523,015) ($1,040,681) ($1,052,550) ($1,130,707)     $1,130,707  $       --
------------------------------------------  ============ ============ ============ ============ =============== ===========
Interest sensitivity gap as a percentage
  of earning assets                               (5.53)%     (11.00)%     (11.13)%     (11.96)%         11.96 %
Interest sensitive assets as a percentage
  of interest sensitive liabilities               79.30 %      70.01 %      73.85 %      77.83 %        122.82 %
---------------------------------------------------------------------------------------------------------------------------

Noninterest Income

     Noninterest income was $58.4 million for 1994, a 53.6% decrease when compared with $125.8 million for 1993. The decline in noninterest income was due primarily to a major restructuring of the securities portfolio that resulted in securities losses of $28.7 million in 1994, as compared to $54.4 million profits on securities trading transactions in 1993. The sale of approximately $470 million of fixed rate securities in 1994 was designed to lessen the future exposure to rising interest rates. The net proceeds were reinvested in higher yielding adjustable rate securities and also used to reduce short-term borrowings. A significant item contributing to total noninterest income during the first quarter of 1994 was an $11.4 million gain recognized from the sale of an $80.3 million affinity bank card portfolio. Excluding the impact of securities transactions in 1994 and 1993 and nonrecurring income in 1994, noninterest income grew 2.1% for the year.

     Trust income and deposit fees and charges for 1994 grew 2.2% and 1.9%, respectively. Other income, excluding the sale of bank card receivables, was up 2.3% with a modest increase in commissions on annuity and mutual fund products.

     Table 21 shows the major categories of noninterest income for the past five years.


--------------------------------------------------------------------------------------------------------------------------
TABLE 21  Noninterest Income

(In Thousands) Year Ended December 31,                                                                          Percent
                                                                                                                Change
                                                          1994       1993       1992       1991       1990     1994/1993
--------------------------------------------------------------------------------------------------------------------------
Trust income                                             $13,926    $13,621    $12,208    $10,849    $10,223        2.2 %
Deposit fees and charges                                  34,557     33,898     29,792     27,341     24,271        1.9
Profits on securities available for sale
  and trading account securities                         (25,984)     3,695     52,827      6,172      6,323         --
Investment securities gains, net                              --     50,680         --     17,725      6,194         --
Other income                                              35,860     23,909     20,595     16,855     23,907       50.0
------------------------------------------------------  --------   --------   --------    -------    -------
    Total                                                $58,359   $125,803   $115,422    $78,942    $70,918      (53.6)%
------------------------------------------------------  ========   ========   ========    =======    =======
--------------------------------------------------------------------------------------------------------------------------

Noninterest Expense

     Noninterest expense for 1994 was $245.2 million, a 9.8% increase over $223.3 million for 1993. Noninterest expense increased 6.5% after eliminating the $7.4 million nonrecurring charges in several categories. These charges included $.5 million in employee relocation costs, $3.3 million in other real estate costs, a $3.1 million adjustment to prior years' bank franchise tax assessments, and $.5 million in various other expense items.

     Absent the nonrecurring expense items, personnel expense increased 9.7%, resulting primarily from higher expense relating to personnel and employee benefits. Occupancy and equipment expense increased 7.5%. FDIC insurance premiums were up modestly, representing a 2.0% increase to $14.9 million. Other expense increased 17.2%, paced by higher marketing, bank card promotions and the write-off of certain software systems.

     Table 22 shows the major categories of noninterest expense for the past five years.


--------------------------------------------------------------------------------------------------------------------------
TABLE 22  Noninterest Expense

(In Thousands) Year Ended December 31,                                                                          Percent
                                                                                                                Change
                                                          1994       1993       1992       1991       1990     1994/1993
--------------------------------------------------------------------------------------------------------------------------
Personnel expense                                       $127,683   $115,917   $104,060    $97,342    $87,401       10.2 %
Occupancy and equipment expense                           41,653     38,752     38,313     35,826     34,159        7.5
FDIC insurance expense                                    14,910     14,612     11,886      9,244      4,734        2.0
Other real estate expense                                 11,786     15,108      4,715      8,376        (62)     (22.0)
Other expense                                             49,191     38,909     41,859     39,618     38,474       26.4
------------------------------------------------------  --------   --------   --------   --------   --------
    Total                                               $245,223   $223,298   $200,833   $190,406   $164,706        9.8 %
------------------------------------------------------  ========   ========   ========   ========   ========
--------------------------------------------------------------------------------------------------------------------------

Liquidity

     The Company's liquidity is derived from both assets and liabilities. Cash flows are managed to determine the availability of funds to support loan growth or declines in deposits and to ensure adequate reserves to meet any unanticipated need for funds. Prudent funds management values the participation in various markets based on relative costs and term structures. In 1994, Central Fidelity's bank note program was increased from $600 million to $1 billion and the Bank joined the Federal Home Loan Bank of Atlanta to further enhance these objectives.

The two primary sources of asset liquidity are money market investments and securities available for sale with a maturity or expected weighted average life of less than one year. As of December 31, 1994, the fair value of these assets were $198.3 million and $241.3 million, respectively, as compared to balances of $194.6 million and $563.0 million, respectively, at December 31, 1993.

     Federal funds purchased, repurchase agreements, and large denomination certificates of deposit provide the primary sources of shorter-term wholesale funding. Medium-term funding is primarily generated from the bank note program and FHLB borrowings. As of December 31, 1994, $561.5 million of the bank note program was outstanding and FHLB borrowings were $236.5 million. The total amount scheduled to mature in 1995 for both sectors is $309.3 million.

Capital Resources

     At December 31, 1994, total shareholders' equity was $725.3 million, compared with $680.3 million for the same period in 1993, representing a 6.6% increase after excluding the unrealized gains or losses on securities available for sale subject to SFAS 115. The contributing factors to the equity increase were primarily due to the $41.0 million in earnings after dividends and also from the issuance of common stock through stock option exercises of $4.0 million. During 1994, cash dividends declared on common stock at an annual rate of $1.12 per share represented a payout ratio of 51.6%.

     At year-end 1992, the Federal Reserve Board adopted final risk-based capital guidelines for bank holding companies and banks to assist in the assessment of capital adequacy. The risk-based capital guidelines significantly revised the definition of capital and established minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The final minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least 4% of the total risk-based capital is to be composed of common equity net of goodwill and other intangibles (" Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock and an allowable portion of allowance for loan losses ("Tier 2 capital"). Table 23 shows the components of risk-based capital at December 31, 1994 and 1993.

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

     At December 31, 1994, Central Fidelity's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines. Central Fidelity's Tier 1 and total risk-based capital were $694.3 million and $928.4 million at December 31, 1994, as compared to $646.9 million and $870.4 million at year-end 1993, respectively. At December 31, 1994, the ratios of Tier 1 and total risk-based capital to risk-weighted assets were 10.36% and 13.85%, compared to 11.06% and 14.88%, respectively, at December 31, 1993. The leverage ratio was 7.04% at December 31, 1994, compared to 7.10% at December 31, 1993.

     Based upon the risk-based capital and leverage requirements, Central Fidelity's capital structure places it well above the Federal Reserve Board's guidelines and in the well capitalized category when measured against FDIC criteria. The Company will continue to review and monitor the asset mix and pricing, and other areas determined to be most affected by these capital requirements.


-------------------------------------------------------------------
TABLE 23  Risk-Based Capital

(In Thousands) December 31,
                                                1994       1993
-------------------------------------------------------------------
Tier 1 capital:
  Common shareholders' equity                  $623,072   $726,137
  Less unrealized gains (losses) on
    securities available for sale               102,226    (45,853)
---------------------------------------------  --------   --------
                                                725,298    680,284
  Less goodwill                                 (10,039)   (10,722)
  Less deposit intangibles                      (20,995)   (22,662)
---------------------------------------------  --------   --------
      Tier 1 capital                            694,264    646,900
---------------------------------------------  --------   --------
Tier 2 capital:
  Allowable allowance for loan losses            84,086     73,539
  Allowable long-term debt                      150,000    150,000
---------------------------------------------  --------   --------
      Tier 2 capital                            234,086    223,539
---------------------------------------------  --------   --------
      Total capital                            $928,350   $870,439
---------------------------------------------  ========   ========

Risk-weighted assets                         $6,700,948 $5,851,654
Quarterly average assets                     $9,886,464 $9,185,380
Risk-based capital ratios:
  Tier 1 capital                                  10.36%     11.06%
  Total capital                                   13.85%     14.88%
Leverage ratio                                     7.04%      7.10%
-------------------------------------------------------------------

Earnings and Balance Sheet Analysis
1993 Compared to 1992

Net Interest Income

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

     In 1993, average interest-bearing liabilities totalled $7.4 billion, having grown 20.3% from $6.2 billion in 1992. Core deposits averaged
$6.2 billion, representing an increase of 10.1% from the prior year. Regular savings averaged $816.8 million, registering a 46.6% increase from the previous year. Interest checking and consumer certificates, averaging $632.4 million and $2.8 billion, showed increases of 21.6%
and 6.8%, respectively. Average money market accounts declined 7.6% compared to 1992. In 1993, average certificates of deposit $100,000 and over rose 64.4%, to $523.5 million. Federal funds purchased and securities sold under agreements to repurchase averaged $1.1 billion, an 18.1% increase over 1992. Other short-term borrowings and long-term debt grew significantly to $318.8 million and $154.9 million from $29.3 million and $24.9 million, respectively. The increases were due primarily to the issuance of medium-term and subordinated notes in the amounts of $411.5 million and $150.0 million, respectively. In 1993, the cost of interest-bearing liabilities declined 72 basis points to 3.92%, reflecting generally lower interest rates and a bias toward shorter maturity instruments.

Loans

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

     Consumer second mortgage loans, which consist of second mortgage loans and home equity lines of credit, averaged $433.5 million, a 10.0% increase over the prior year's level. The average yield was 9.47%, down 72 basis points from the previous year. Installment and bank card loans grew 10.7% and 6.5%, averaging $619.2 million and $441.6 million, respectively. Installment loan yields declined 138 basis points to 8.55% and the yield on bank card loans fell 152 basis points to 13.72%. The declines in yields resulted from both the lower interest rate environment and intensive market competition in both installment and bank card loans.

Allowance/Provision for Loan Losses

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

     Nonperforming assets as of December 31, 1993 were $132.1 million or 1.37% of total assets compared to $112.3 million or 1.29% of total assets at year-end 1992. The increase of 17.6% in nonperforming assets in 1993 reflected the continued weakness in real estate development, primarily in the Northern Virginia markets.

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

     The third action affecting yields was a strategy to shorten the average maturity of the securities portfolio. As the bond market rallied throughout the summer, it presented an opportunity to restructure the portfolio and reduce interest rate risk. In September, 1993, the Company sold nearly $600 million in corporate securities which had an average maturity of 9 years. The Company realized a gain on the transaction of approximately $50.7 million. The proceeds were subsequently reinvested in shorter maturity government and agency securities. The expected weighted average life and yield of the portfolio at the end of 1993 was 3.3 years and 6.42%, compared to 4.8 years and 7.46% at the end of 1992.

     As of December 31, 1993, the Company implemented changes in its accounting for certain investment securities as required by Statement of Financial Accounting Standards No. 115. Upon initial application of the new standard, existing investments must be classified based on the enterprise's current intent. Thus the Company reclassified substantially all of its investment securities as available for sale. Such securities are reported on a fair value basis, with unrealized gains and losses excluded from earnings but reported as a separate component of shareholders' equity, net of deferred tax provision. Management believes the available for sale classification allows the most flexibility in meeting liquidity needs, adjusting interest rate risk and controlling balance sheet trends. The Company could experience volatility in its capital account in future periods because of market price fluctuation in its investment securities holdings.

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

     The Company's asset funding strategy focuses primarily on core deposit growth. Central Fidelity's share of total core deposits in the Commonwealth of Virginia was 11.29% as of September 30, 1993, ranking the Company fourth in market share. During 1993, certificates of deposit of $100,000 and over increased 64.4%, or $205.1 million, to an average of $523.5 million.

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

     Included in the noninterest expense increases were a $4.0 million nonrecurring charge in personnel costs relating to certain postemployment benefits and $10.4 million in higher expenses related to foreclosed properties. Excluding these two items, noninterest expense increased 4.0%.

Liquidity

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

     Wholesale funding sources are also used to supply liquidity such as federal funds purchased, repurchase agreements, securities lending and large denomination certificates of deposit. In addition, the Bank instituted a $600 million bank note program that was brought to market in February, 1993, providing additional funding. As of December 31, 1993, $309 million of bank notes maturing in 1995 and $102 million of bank notes maturing in 1996 were outstanding. All sources of funds are evaluated for their cost and maturity structure balanced against prudent liability management goals.

Capital Resources

     At December 31, 1993, total shareholders' equity, excluding unrealized gains on securities available for sale, was $680.3 million, a 13.0% increase from the prior year's level of $602.0 million. The contributing factors to the equity increase were growth in earnings after dividends of $64.0 million and $14.3 million from the issuance of common stock through stock option exercises, the dividend reinvestment program, and the Company's stock and thrift and stock incentive plans. During 1993 cash dividends declared on common stock at an annual rate of $1.00 per share represented a payout ratio of 37.6%.

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


Quarterly Results of Operations

     The following is a tabulation of the quarterly results of operations for each of the four quarters in 1994 and 1993:
(In Thousands, except per share data)
                                        March 31     June 30    Sept. 30     Dec. 31
-------------------------------------------------------------------------------------
1994
  Total income from earning assets      $154,535    $161,346    $171,106    $178,847
  Net interest income                     84,006      83,602      84,578      82,957
  Provision for loan losses               10,117       2,304       3,900       8,038
  Income (loss) before income taxes       43,521      43,884      40,308      (3,793)
  Net income (loss)                       29,291      29,583      27,399      (1,409)
  Net income (loss) per share               0.75        0.76        0.70       (0.04)
1993
  Total income from earning assets      $154,292    $156,306    $150,341    $153,047
  Net interest income                     82,598      83,656      76,968      81,033
  Provision for loan losses               18,821      12,513      42,807       5,368
  Income before income taxes              34,056      38,038      37,883      37,274
  Net income                              24,127      26,317      26,741      25,732
  Net income per share                      0.63        0.68        0.69        0.66
-------------------------------------------------------------------------------------


Common Stock Performance and Dividends

      Central Fidelity Banks, Inc. common stock is traded on the national over-the-counter market under NASDAQ symbol CFBS. A comparative summary of the prices for such stock for 1994 and 1993 is as follows:


-------------------------------------------------------------------------------------
                                    Common Stock Prices
                         ------------------------------------------    Dividends
                                 1994                  1993            Per Share
                         --------------------  --------------------  ----------------
                           High        Low       High        Low      1994     1993
-------------------------------------------------------------------------------------
First Quarter              $30.25     $27.00     $34.00     $26.00    $0.28    $0.25
Second Quarter              34.00      28.25      35.25      26.50     0.28     0.25
Third Quarter               34.50      30.25      32.25      28.25     0.28     0.25
Fourth Quarter              31.00      23.75      30.75      25.75     0.28     0.25
-------------------------------------------------------------------------------------

     On January 13, 1993, the Board of Directors of the Company declared a
3-for-2 stock split in the form of a dividend payable on February 22, 1993, to shareholders of record January 29, 1993.

     Please read "Dividends" in note 1 and "Parent Company Financial Information" in note 2 of the notes to financial statements for information on the Company's sources of funds for dividends and restrictions on the payment thereof. At
December 31, 1994, there were 14,724 holders of record of the Company's outstanding common stock.



FORM 10-K
--------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Cross Reference Index

     This Annual Report to Shareholders and Form 10-K incorporates into a single document the requirements of the
Securities and Exchange Commission for both.

Part One                                                                                                   Page
Item 1      Business                                                                                       57
Item 2      Properties                                                                                     58
Item 3      Legal Proceedings                                                                              58
Item 4      Submission of Matters to a Vote of Security Holders                                            None

Part Two
Item 5      Market for the Registrant's Common Stock and Related Shareholder Matters                       53, 64
Item 6      Selected Financial Data                                                                        33
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations          32-52
Item 8      Financial Statements and Supplementary Data                                                    14-31, 53
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           None

Part Three
Item 10     Directors and Executive Officers of the Registrant*
Item 11     Executive Compensation*
Item 12     Security Ownership of Certain Beneficial Owners and Management*
Item 13     Certain Relationships and Related Transactions*

Part Four
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                59

* Included on page 58 of this report is a listing of the names of the directors and executive officers of the
Company. However, the specific information called for by the instructions to Form 10-K with respect to Items 10 through 13 as listed above is hereby incorporated by reference to the Company's definitive Proxy Statement for use at the Annual Meeting of Shareholders on May 10, 1995.


FORM 10-K
-----------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Business

     Central Fidelity, a Virginia corporation headquartered in Richmond, Virginia, is a bank holding company. The Company owns, except for bank directors' qualifying shares, all of the stock of its commercial banks. At December 31, 1994, Central Fidelity and its subsidiaries had approximately 3,500 full-time employees.

     The Company is registered with, and supervised by, the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Under this Act, it may only engage in the business of managing or controlling banks or furnishing services to its subsidiaries and certain other activities which, in the opinion of the Federal Reserve Board, are closely related to banking.

     The Company serves only Virginia markets, primarily through its wholly-owned banking subsidiary, Central Fidelity National Bank, a national banking association (the "Bank"). At December 31, 1993, Central Fidelity National Bank, the Company's principal banking subsidiary, converted to a national bank and is therefore supervised and examined by the Comptroller of the Currency. At year-end 1994, the Bank operated 230 branch offices, including 29 full-service supermarket locations and 194 automated teller machines throughout the Commonwealth of Virginia.
The Company, through the Bank and its other subsidiaries, provides a wide variety of financial services to a broad customer base of individuals, corporations, institutions and governments, primarily located in Virginia. The Bank is an issuer of MasterCard and VISA credit cards. Through the use of reciprocally shared automated teller machines, the Company can deliver services through its membership in the Internet/MOST regional and PLUS national networks of automated teller machines. The Company also engages in limited international banking activities, primarily in connection with foreign trade financing for Virginia based companies.
In addition to commercial activities, through its Financial Services Group, the Company generates noninterest income by sales of trust and fiduciary services, annuities, private label mutual funds and other investment services.

     The Company's other national bank subsidiary, Central Fidelity Bank, N.A., organized in 1986, is also supervised and examined by the Comptroller of the Currency.

     Bank-related subsidiaries, all of which are wholly owned, are engaged in insurance and other bank-related services. Such subsidiaries, of which there are twelve, have made only a nominal contribution to revenues for each of the past five years. The bank-related companies are examined by the Federal Reserve.

     Central Fidelity conducts its commercial banking business under a variety of federal and state laws and regulations, some of which relate to interest rates, required reserves, transactions between the Company and its subsidiaries, restrictions on loans to officers, the use of correspondent balances, the establishment of branches and the acquisition of subsidiaries. In addition, the Federal Reserve Board has statutory authority to issue "cease and desist" orders to bank holding companies and their bank-related subsidiaries with respect to actions deemed to constitute a serious threat to the safety, soundness or stability of a subsidiary bank. In 1991, Congress enacted the Federal Deposit
Insurance Corporation Improvement Act ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. FDICIA requires that insured depository institutions maintain certain minimum capital standards and that federal bank regulatory authorities take prompt corrective action against those institutions that fail to meet these standards. FDICIA establishes five capital tiers. Central Fidelity's banking subsidiaries rank, in management's opinion, in the highest of those tiers, which is "well capitalized." FDICIA also contains a variety of other provisions that affect the operations of the Company's banking subsidiaries, including reporting requirements and regulatory standards for real estate lending.

     The earnings and business of Central Fidelity are affected by general economic conditions, both domestic and foreign, and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated above, are to regulate the supply of credit and to deal with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits and the interest rates paid on liabilities and received on earning assets. The Company cannot accurately predict the impact of changes in monetary policy.

     Based on September 30, 1994 published core deposit market share data, the Company ranks as the third largest among all Virginia commercial banking organizations. The Company experiences keen competition in all aspects of its business from each of the other major bank holding companies in the state. Additionally, the Company encounters competition from smaller banks or bank holding companies and other financial service organizations. Finance companies and credit unions compete with banks in the important area of consumer lending and deposit gathering.

     Among commercial banks, the principal method of competition is the efficient delivery of quality financial services at competitive prices. Central Fidelity believes its delivery of financial services is equivalent or superior to that of its competitors and that its loan, deposit and service prices are highly competitive.

     On September 29, 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which eliminated the federal restrictions on interstate banking, was enacted. This legislation generally authorizes interstate acquisitions of banks by bank holding companies without geographic limitations commencing September 29, 1995 and authorizes interstate mergers of banks after May 31, 1997 subject to the ability of states to opt-out. In addition, the Interstate Banking Act recognizes state legislation which accelerates the implementation of interstate branching and mergers under certain circumstances. The Virginia legislature has passed such legislation. As of March 8, 1995, the Virginia legislation was awaiting the Governor's signature and will become effective on July 1, 1995, if it is signed by the Governor. The elimination of interstate banking restrictions will have no immediate effect on the Company's long-standing strategy to serve only Virginia markets. It is uncertain at this time what effect the elimination of interstate banking restrictions will have on the competitive environment in Virginia in the future.

     The Company is not dependent upon any single customer, or group of customers, nor is the Company significantly affected by seasonal changes.

FORM 10-K
------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Properties

     The executive offices of Central Fidelity are located in the headquarters office of Central Fidelity National Bank, 1021 East Cary Street, Richmond, Virginia 23219. The Central Fidelity National Bank Building is in the James Center complex located in the heart of Richmond's business and financial district. The headquarters building consists of a 22 story office building and garage, approximately half of which are leased from a third party with an initial lease term that expires 2002.

     The Company's subsidiaries generally own their offices and facilities. However, either because of escalating property costs or statutes limiting the amount of a bank's investment in banking premises in relation to its capital, the Company has entered into operating leases for certain of its locations.

     As of December 31, 1994, the Company and its subsidiaries had consolidated bank premises and equipment, including land, buildings, furnishings and equipment, leasehold improvements and capitalized leases of $147.2 million. For additional information, refer to notes 7 and 10 of the notes to financial statements on pages 24 and 25, respectively.

FORM 10-K
------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Legal Proceedings

     There are legal proceedings pending against the Company and its subsidiaries arising during the normal course of business. In the opinion of management, after consultation with legal counsel, liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial position or results of operations.

FORM 10-K
---------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Directors and Executive Officers of the Registrant

     Information with respect to the Directors of the Registrant is hereby incorporated by reference to the Registrant's definitive Proxy Statement for use at the Annual Meeting of Shareholders on May 10, 1995.

     The names and ages of the executive officers of the Registrant together with their areas of responsibility are set forth herein. Except as otherwise indicated, each executive officer holds the same office in the Company and in the Bank. All of said officers were elected to their positions by the Board of Directors and will hold office until their successors are elected. All of said officers, except for Ms. Eberhardt, Master and Sorah and Messrs. Baird, Foster, Plymale, Pruitt, Mapp and Tysinger, have served in executive positions for more than five years with the Registrant and or its subsidiaries. Ms. Sorah and Messrs. Pruitt and Tysinger were elected executive officers in 1990, after having served in various senior officer positions with the Bank for more than five years. Ms. Master joined the Bank in 1988 as Human Resources manager. For several years prior thereto she was Human Resources manager for BDM Corporation, a Northern Virginia company that provided professional technical services for the defense industry. Ms. Master manages the Human Resources Division and was elected executive officer in 1991. Mr. Baird joined the Bank in 1992 in its mortgage banking division. Just prior to joining the Bank, Mr. Baird was President and Chief Executive Officer of C&S/Sovran Mortgage Corporation and its predecessors for more than ten years. Mr. Baird was elected executive officer in 1992. After having served in various senior officer positions with the Bank for more than five years, Messrs. Foster and Mapp were elected executive officers in 1993, and Ms. Eberhardt and Mr. Plymale were elected in 1994 as executive officers .

     There are no family relationships between any of the officers nor are there any arrangements or understandings between them or any other person pursuant to which they were elected as an officer.

Lewis N. Miller, Jr., 51, Chairman of
  the Board of Directors and President
Deborah J. Brooks, 43, Corporate Executive
  Vice President, Marketing
Philip G. Hug, 52, Corporate
  Executive Vice President, Commercial
James W. Koeniger, 48, Corporate Executive
  Vice President, Financial Services
Jay O. Livingston, 48, Corporate Executive
  Vice President, Administration
Maryann Master, 46, Corporate Executive
  Vice President, Human Resources
John T. Percy, Jr., 48, Corporate
  Executive Vice President, Investments
William H. Pruitt, 47, Corporate Executive
  Vice President, Loan Administration
Jane D. Sorah, 47, Corporate Executive
  Vice President, Bank Card Administration
Nancy K. Eberhardt, 41, Corporate
  Executive Officer and President,
  Northern Region
Rodger W. Fauber, 53, Corporate
  Executive Officer and President,
  Western Region
William I. Foster, III, 39, Corporate
  Executive Officer and President,
  Eastern Region
Stephen W. Mapp, 43, Executive Vice
  President, Capital Region
Monty W. Plymale, 48, Corporate
  Executive Officer and President,
  Southwestern Region
J. Carson Quarles, 58, Corporate
  Executive Officer and President,
  Southwestern Region *
William N. Stoyko, 48, Corporate Executive
  Officer, Secretary and Senior Corporate
  Counsel, Legal Administration
Charles W. Tysinger, 46, Corporate
  Executive Officer and Treasurer, Finance
John L. Van Horn, II, 58, Corporate
  Executive Officer and President,
  Northern Region
Bryant W. Baird, Jr., 58, President,
  Central Fidelity Mortgage Division
  of Central Fidelity National Bank
James F. Campbell, 56, Senior Vice
  President and Controller
John S. Moore, 43, Senior Vice
  President and Auditor

* Retired effective December 31, 1994.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

     The following documents are filed as part of this report:
(a) Financial Statements:
    Consolidated Balance Sheet -
      December 31, 1994 and 1993
    Statement of Consolidated Income -
      Years ended December 31, 1994, 1993 and 1992
    Statement of Consolidated Cash Flows -
      Years ended December 31, 1994, 1993 and 1992
    Statement of Changes in Consolidated Shareholders' Equity -
      Years ended December 31, 1994, 1993 and 1992
    Notes to Financial Statements
    Independent Auditors' Report

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

(c) Reports on Form 8-K:
    Reports on Form 8-K were filed on November 9 and November 30, 1994 reporting that the Company amended and restated its 1989 Rights Agreement in its entirety, and that its banking subsidiary, Central Fidelity National Bank, recognized security losses of approximately $30 million pretax in the fourth quarter of 1994 in an effort to restructure its securities portfolio to further reduce the Bank's exposure to continued increases in interest rates, respectively.

(d) Exhibits **

 ** A list of Exhibits was filed separately. Copies of any Exhibits not contained herein may be obtained by writing to William N. Stoyko, Corporate Secretary, Central Fidelity Banks, Inc., Post Office Box 27602, Richmond, Virginia 23261-7602.

SIGNATURES
-------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Fidelity Banks, Inc.

Lewis N. Miller, Jr.
Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Charles W. Tysinger
Corporate Executive Officer and Treasurer
(Principal Financial Officer)

James F. Campbell
Senior Vice President and Controller
(Principal Accounting Officer)

Date: March 8, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 8, 1995 by a majority of the Registrant's Board of Directors as follows:
Lewis N. Miller, Jr., Robert L. Freeman, Alvin R. Clements,
T. Justin Moore, Jr., Pauline Allen Ellison, Thomas R. Glass,
Kenneth S. White, Jack H. Ferguson, Richard L. Morrill,
G. Bruce Miller, William G. Reynolds, Jr., Phyllis L. Cothran,
James F. Betts and Lloyd U. Noland, III.

                                 Exhibit Index
                                 -------------

Exhibit 3 - Articles of Incorporation and By-laws - Restated Articles of Incorporation and By-laws of the Registrant adopted and effective March 14, 1990, incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Form 8 dated May 22, 1992, File No. 0-8829. Articles of Amendment to Articles of Incorporation of the Registrant dated May 18, 1993, incorporated by reference to Form S-3 Registration Statement filed
  August 31, 1994, File No. 33-55311.


Exhibit 4 - Instruments defining the rights of security holders, including indentures - amendment is incorporated by reference to the Registrant's report on Form 10-K for 1986.

Exhibit 11 - Statement re computation of per share earnings - filed herewith.

Exhibit 22 - Subsidiaries of the Registrant - filed herewith.

Exhibit 24 - Consent of independent accountants - filed herewith.


EXHIBIT 11

                   Exhibit No. 11 to Annual Report on Form 10-K
                           Central Fidelity Banks, Inc.
                            Commission File No. 0-8829
                  Statement Re Computation of Per Share Earnings

(In Thousands, except per share data)

                                                              Year Ended December 31,
                                                            ---------------------------
                                                              1994     1993     1992
                                                            ---------------------------
Net income                                                   $84,864 $102,917  $78,516
                                                            ======== ========  =======

Shares:
  Weighted average number of common shares
    outstanding used in computing primary
    earnings per share                                        39,163   38,738   34,963
  Dilutive stock options - based on
    treasury stock method                                        746      854      740
                                                                -------- --------  -------
  Weighted average number of common shares
    used in computing fully diluted
    earnings per share                                        39,909   39,592   35,703
                                                            ======== ========  =======

Earnings per share:
  Primary earnings per share                                   $2.17    $2.66    $2.25

  Fully diluted earnings per share                             $2.13    $2.60    $2.20



EXHIBIT 22

                 Exhibit No. 22 to Annual Report on Form 10-K
                       Central Fidelity Banks, Inc.
                        Commission File No. 0-8829
                      Subsidiaries of the Registrant

     The list below shows all of the subsidiaries of Central Fidelity Banks, Inc., their relationship by percentage of stock owned and the state of incorporation.
All are included in the consolidated financial statements at December 31, 1994, which are incorporated in this report.

                                             Percentage
                                              Owned by             State of
                                             Registrant          Incorporation
      Registrant
     ------------                            ----------         ---------------
Central Fidelity Banks, Inc.                    ---                Virginia

      Subsidiaries
     --------------
Central Fidelity National Bank                  100             National Banking Act
Richmond, Virginia

Central Fidelity Bank, N.A.                     100             National Banking Act
Richmond, Virginia

Central Fidelity Insurance Agency, Inc.         100                Virginia
Richmond, Virginia

Central Fidelity Services, Inc.                 100                Virginia
Lynchburg, Virginia

Central Fidelity Properties, Inc.               100                Virginia
Richmond, Virginia

CFB Advisory Corporation                        100                Virginia
Richmond, Virginia

Mulberry Corporation                             *                 Virginia
Richmond, Virginia

S. Brooke Corporation                            *                 Virginia
Richmond, Virginia

S. Hill Corporation                              *                 Virginia
Richmond, Virginia

North Hart Run, Inc.                             **                Virginia
Richmond, Virginia

North Hart Run Joint Venture                    ***                Virginia
Richmond, Virginia

Oakton Hills Estates Joint Venture              ***                Virginia
Richmond, Virginia

Cedar Run Joint Venture                         ***                Virginia
Richmond, Virginia

G. C. Leasing, Inc.                              **                Virginia
Richmond, Virginia

*   100% owned by Central Fidelity National Bank, the Registrant's principal subsidiary.
**  100% owned by Mulberry Corporation, a subsidiary of the Registrant's principal subsidiary, Central Fidelity National Bank.
*** 100% owned by North Hart Run, Inc., a subsidiary of Mulberry Corporation, a subsidiary of the Registrant's principal subsidiary, Central Fidelity National
     Bank.


EXHIBIT 24


CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Central Fidelity Banks, Inc.:

We consent to incorporation by reference in (1) Registration Statement
No. 2-77520 on Form S-8, (2) Registration Statement No. 2-75507 on Form S-8, (3) Registration Statement No. 2-86240 on Form S-8, (4)
Registration Statement No. 33-51393 on Form S-8, and (5) Registration Statement No. 33-61694 on Form S-3 of Central Fidelity Banks, Inc. of our report dated January 17, 1995, except as to note 18, which is as of February 7, 1995, relating to the consolidated balance sheet of Central Fidelity Banks, Inc. and subsidiaries as of December
31, 1994 and 1993, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders' equity for each of the years in the three-year period ended December 31, 1994, which report appears on page 31 of this 1994 annual report on Form 10-K of Central Fidelity Banks, Inc. Our report refers to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1993.


KPMG Peat Marwick LLP


Richmond, Virginia
March 24, 1995