Form 10-Q
period 1995-03-31
CENTRAL FIDELITY BANKS INC
filed 1995-05-12
CIK 276235

TRANSMITTAL LETTER

Central Fidelity Banks, Inc.
1021 East Cary Street
Richmond, Virginia 23219
(804) 782-4000

May 12, 1995

BY EDGAR SYSTEM
- ---------------

Securities and Exchange Commission
450 Fifth Street
Washington, D. C. 20549-1004

Attn: Filing Desk

Re:  Central Fidelity Banks, Inc. Form 10-Q Filing
     ---------------------------------------------

Ladies and Gentlemen:

     Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended March 31, 1995.

Sincerely,

Central Fidelity Banks, Inc.

/s/ Vivian Y. Woo

Vivian Y. Woo
Vice President and Assistant Controller

Enclosure



                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995


                     Commission file number 0-8829


                      CENTRAL FIDELITY BANKS, INC.
         (Exact name of registrant as specified in its charter)

               Virginia                             54-1091649
       (State of incorporation)             (I.R.S. Employer
                                               Identification No.)

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


     As of May 10, 1995, the latest practicable date, Central Fidelity Banks, Inc. had 39,640,893 shares of its Common Stock outstanding. This is the only class of outstanding shares.

                               PART I
                               ------

                        FINANCIAL INFORMATION
                        ---------------------

                     CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 1995 and 1994; the statement of consolidated income for the three-month period ended March 31, 1995 and 1994 and the statement of consolidated cash flows for the three-month period ended March 31, 1995 and 1994 are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 which is the source of the Company's balance sheet as of that date.

ACCOUNTING CHANGE
- -----------------
Change in Accounting Principles
- -------------------------------

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118. SFAS 114, as amended by SFAS 118, requires that impaired loans within the scope of the statements be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral.

     At March 31, 1995, the recorded investment in loans which have been identified as impaired loans, in accordance with SFAS 114, totalled $65,935,000. Of this amount, $36,549,000 related to loans with no valuation allowance, $29,386,000 related to loans with a corresponding valuation allowance of $7,362,000.

     For the quarter ended March 31, 1995, the average recorded investment in impaired loans was approximately $68,633,000, and the total interest income recognized on impaired loans was $446,000. Of which $348,000 was recognized on a cash basis.



CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share data)
                                                                             March 31,     December 31,
                                                                               1995            1994
- -------------------------------------------------------------------------------------------------------
ASSETS
- -------------------------------------------------------------------------------------------------------
Cash and due from banks                                                        $262,743       $274,813
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                                                  162,993        196,859
  Trading account securities                                                        552          1,417
- ----------------------------------------------------------------------      -----------    -----------
      Total temporary investments                                               163,545        198,276
- ----------------------------------------------------------------------      -----------    -----------
Assets available for sale:
  Securities                                                                  3,496,887      3,486,381
  Loans                                                                           2,498          2,186
- ----------------------------------------------------------------------      -----------    -----------
      Total assets available for sale                                         3,499,385      3,488,567
- ----------------------------------------------------------------------      -----------    -----------
Total loans                                                                   5,875,733      5,769,907
  Allowance for loan losses                                                    (110,000)      (110,000)
- ----------------------------------------------------------------------      -----------    -----------
      Net loans                                                               5,765,733      5,659,907
- ----------------------------------------------------------------------      -----------    -----------
Accrued interest receivable                                                      58,708         59,933
Premises and equipment, net                                                     146,956        147,177
Due from customers on acceptances                                                14,744         13,663
Other assets                                                                    165,015        211,836
- ----------------------------------------------------------------------      -----------    -----------
      Total assets                                                          $10,076,829    $10,054,172
- ----------------------------------------------------------------------      ===========    ===========


CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES
- -------------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                                       $918,632       $953,655
  Savings and other time                                                      6,133,071      6,026,393
  Certificates of deposit $100,000 and over                                     238,498        247,196
- ----------------------------------------------------------------------      -----------    -----------
      Total deposits                                                          7,290,201      7,227,244
- ----------------------------------------------------------------------      -----------    -----------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase                                            1,159,116      1,040,870
  Other short-term borrowings                                                    47,495         61,998
  Medium-term notes                                                             352,250        561,500
  Federal Home Loan Bank borrowings                                             269,600        236,500
  Long-term debt                                                                150,418        150,440
  Capitalized lease obligations                                                   8,075          8,167
- ----------------------------------------------------------------------      -----------    -----------
      Total borrowings                                                        1,986,954      2,059,475
- ----------------------------------------------------------------------      -----------    -----------
Dividends payable                                                                11,071         11,001
Accrued interest payable                                                         35,462         36,211
Bank acceptances outstanding                                                     14,744         13,663
Accounts payable and accrued liabilities                                         34,767         83,506
- ----------------------------------------------------------------------      -----------    -----------
      Total liabilities                                                       9,373,199      9,431,100
- ----------------------------------------------------------------------      -----------    -----------
SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------
Preferred stock, none issued                                                         --             --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 39,543,285
  and 39,324,228, respectively                                                  197,716        196,621
Capital surplus                                                                 184,153        180,458
Retained earnings                                                               362,868        348,219
- ----------------------------------------------------------------------      -----------    -----------
      Total shareholders' equity before unrealized losses                       744,737        725,298
- ----------------------------------------------------------------------      -----------    -----------
Unrealized losses on securities available for sale,
  net of income taxes                                                           (41,107)      (102,226)
- ----------------------------------------------------------------------      -----------    -----------
      Total shareholders' equity                                                703,630        623,072
- ----------------------------------------------------------------------      -----------    -----------
      Total liabilities and shareholders' equity                            $10,076,829    $10,054,172
- ----------------------------------------------------------------------      ===========    ===========
- -------------------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED INCOME
- ----------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share and per share data)
                                                                       For the three months
                                                                          ended March 31,
                                                                        1995         1994
- ----------------------------------------------------------------------------------------------
Income From Earning Assets
- ----------------------------------------------------------------------------------------------
Interest and fees on loans                                             $125,417      $99,599
Interest on securities available for sale                                58,685       53,890
Interest on loans available for sale                                         33          367
Interest on money market investments                                      1,309          667
Interest on trading account securities                                       18           12
- -------------------------------------------------------------------     -------      -------
    Total income from earning assets                                    185,462      154,535
- -------------------------------------------------------------------     -------      -------
Interest Expense
- ----------------------------------------------------------------------------------------------
Interest on deposits                                                     72,671       54,348
Interest on federal funds purchased and securities
  sold under agreements to repurchase                                    14,962        9,676
Interest on other short-term borrowings                                     727          221
Interest on medium-term notes                                             6,703        4,310
Interest on Federal Home Loan Bank borrowings                             4,276           --
Interest on long-term debt                                                2,822        1,787
Interest on capitalized lease obligations                                   179          187
- -------------------------------------------------------------------     -------      -------
    Total interest expense                                              102,340       70,529
- -------------------------------------------------------------------     -------      -------
Net interest income                                                      83,122       84,006
Provision for loan losses                                                 5,304       10,117
- -------------------------------------------------------------------     -------      -------
    Net income from earning assets                                       77,818       73,889
- -------------------------------------------------------------------     -------      -------
Noninterest Income
- ----------------------------------------------------------------------------------------------
Trust income                                                              3,423        3,589
Deposit fees and charges                                                  8,526        8,409
Profits on securities available for sale and
  trading account securities                                                516        6,784
Other income                                                              5,668       16,913
- -------------------------------------------------------------------     -------      -------
    Total noninterest income                                             18,133       35,695
- -------------------------------------------------------------------     -------      -------
Noninterest Expense
- ----------------------------------------------------------------------------------------------
Personnel expense                                                        32,931       32,122
Occupancy and equipment expense                                          10,401       11,176
FDIC insurance expense                                                    3,903        3,728
Other real estate expense                                                   521        6,303
Other expense                                                            10,671       12,734
- -------------------------------------------------------------------     -------      -------
    Total noninterest expense                                            58,427       66,063
- -------------------------------------------------------------------     -------      -------
Earnings
- ----------------------------------------------------------------------------------------------
Income before income taxes                                               37,524       43,521
Income tax expense                                                       11,804       14,230
- -------------------------------------------------------------------     -------      -------
    Net income                                                          $25,720      $29,291
- -------------------------------------------------------------------     =======      =======
Earnings Per Share
- ----------------------------------------------------------------------------------------------
Net income                                                                $0.65        $0.75
Average shares outstanding                                           39,457,407   39,054,284
- ----------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED CASH FLOWS
- ------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the three months ended March 31,
                                                                                            1995           1994
- ------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
- ------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $25,720        $29,291
Adjustments to reconcile net income to net cash used by operating activities:
  Provision for loan losses                                                                  5,304         10,117
  Depreciation of premises and equipment                                                     3,949          3,817
  Net amortization of premium and accretion of discount on
    securities available for sale                                                           (2,012)         1,543
  Gains on securities available for sale                                                      (633)        (7,377)
  Deferred income taxes                                                                      2,466         (4,392)
  Decrease in trading account securities                                                       865            243
  (Increase) decrease in loans available for sale                                             (312)        32,945
  Decrease in accrued interest receivable                                                    1,225          4,570
  Decrease in accrued interest payable                                                        (749)        (1,181)
  Other, net                                                                               (36,128)       (81,218)
- --------------------------------------------------------------------------------------- ----------     ----------
      Net cash used by operating activities                                                   (305)       (11,642)
- --------------------------------------------------------------------------------------- ----------     ----------
INVESTING ACTIVITIES
- ------------------------------------------------------------------------------------------------------------------
Purchases of securities available for sale                                                (149,788)      (572,418)
Proceeds from sales of securities available for sale                                       173,356        723,975
Proceeds from maturities and repayments of securities available for sale                    62,601        210,685
Net increase in loans                                                                     (112,959)      (221,297)
Purchases of premises and equipment                                                         (3,769)        (3,470)
Proceeds from the disposition of premises and equipment                                         20            163
Proceeds from the disposition of foreclosed properties                                         682          3,798
- --------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided (used) by investing activities                                     (29,857)       141,436
- --------------------------------------------------------------------------------------- ----------     ----------
FINANCING ACTIVITIES
- ------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in demand, interest checking and regular savings deposits          (72,831)         7,404
Net increase (decrease) in consumer certificates                                           132,807        (10,933)
Net increase in money market accounts                                                       11,679          9,923
Net decrease in certificates of deposit $100,000 and over                                   (8,698)      (154,265)
Net increase (decrease) in short-term borrowings                                           103,743        (48,749)
Payments on medium-term notes                                                             (209,250)            --
Proceeds from FHLB borrowings                                                               33,100             --
Proceeds from long-term debt                                                                    --            100
Payments on long-term debt and capitalized lease obligations                                  (114)          (105)
Proceeds from issuance of common stock                                                       4,790            716
Cash dividends                                                                             (11,000)        (9,752)
- --------------------------------------------------------------------------------------- ----------     ----------
      Net cash used by financing activities                                                (15,774)      (205,661)
- --------------------------------------------------------------------------------------- ----------     ----------
      Decrease in cash and cash equivalents                                                (45,936)       (75,867)
      Cash and cash equivalents at beginning of year                                       471,672        457,662
- --------------------------------------------------------------------------------------- ----------     ----------
      Cash and cash equivalents at end of period                                           425,736        381,795
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

Results of Operations
- ---------------------

     Net income for the first three months of 1995 was $25.7 million, 12.2% lower than the $29.3 million earned in the first three months of 1994. On a per share basis, net income declined 13.3% to $.65 from $.75. The declines in net income and net income per share were due primarily to higher funding costs which resulted from the continued increases in interest rates.

     On a tax-equivalent basis, net interest income for the three months was $85.1 million, a 1.0% decline from the $86.0 million earned in the corresponding 1994 period. The net interest margin was 3.64% for the three months ended March 31, 1995, down thirty-nine basis points from 4.03% during the same period in 1994. The declines in net interest income and net interest margin during the three-month period were impacted by the higher than anticipated interest rates which lowered net interest income and net interest margin due to higher funding costs. While average earning assets and income earned on the earning assets grew $827.0 million, or 9.6% and $30.9 million, or 19.8%, respectively, over 1994, average interest-bearing liabilities and interest expense on these liabilities increased $743.2 million, or 9.8%, and $31.8 million, or 45.1%, respectively. The cost of interest-bearing liabilities was up 122 basis points when compared with the 68 basis points increase in the yield on average earning assets. Management is optimistic that the ongoing restructuring of the balance sheet will reduce the Company's exposure to continued interest rate increases and will have a positive effect on future earnings and interest margins.

     The provision for loan losses was $5.3 million for the three months ended March 31, 1995 compared with $10.1 million recorded for the corresponding period in 1994. The decline in the provision is consistent with comparable declines in the charge-offs from period to period.

     Noninterest income totalled $18.1 million for the first three months of 1995 compared with $35.7 million for the 1994 level, representing a decline of 49.2%. The decline in noninterest income was primarily driven by two significant nonrecurring items in 1994. During the first quarter of 1994, the Company recognized $6.4 million profits from the sale of securities and $11.4 million gain on the sale of out-of-state affinity credit card portfolio. Excluding these two items, noninterest income increased 1.9% in 1995.

     Noninterest expense for the first three months of 1995 declined 11.6% to $58.4 million compared to the same period in 1994. The decline was due primarily to $8.6 million in several nonrecurring charges in the first quarter of 1994. These charges included the recognition of certain postemployment costs; the write-off of various software systems and charges to reflect appraised values of other real estate owned. Absent these nonrecurring charges, noninterest expense was up 1.7% in 1995.

Balance Sheet
- -------------
     Total assets as of March 31, 1995 were $10.1 billion, flat from year-end 1994's level. Total loans at March 31, 1995 were $5.9 billion, or 1.8% higher than at December 31, 1994, representing growth primarily in consumer loan categories. Total deposits were $7.3 billion at March 31, 1995, an increase of .9% from December 31, 1994, reflecting growth in retail certificates of deposit as a result of higher mid-term rates. Shareholders' equity at March 31, 1995 was $744.7 million, or 7.4% of total assets. At December 31, 1994, shareholders' equity was $725.3 million, or 7.2% of total assets. The book value per share grew 2.1% from $18.44 at December 31, 1994 to $18.83 at March 31, 1995.

     The return on average total assets during the first three months of 1995 was 1.03% compared to 1.28% for the comparable 1994 period. The return on average shareholders' equity was 14.01% versus 16.98% in 1994.

Asset Quality
- -------------

     Nonperforming assets as of March 31, 1995 were $82.9 million, or .82% of total assets, compared to $90.3 million or .90% at December 31, 1994 and $117.7 million or 1.27% of total assets at March 31, 1994. At March 31, 1995, nonperforming assets were 1.41% of loans and foreclosed properties, compared to 1.56% at December 31, 1994 and 2.34% at March 31, 1994. The lower level of nonperforming assets was a result of overall improved credit quality of loan portfolio.

     The allowance for loan losses remained at $110.0 million for periods ended March 31, 1995, December 31, 1994 and March 31, 1994. At March 31, 1995, the allowance for loan losses was 1.87% of loans, compared to 1.91% at December 31, 1994 and 2.20% at March 31, 1994. At March 31, 1995, the allowance for loan losses to nonperforming assets was 132.65%, compared to 121.82% at December 31, 1994 and 93.48% at March 31, 1994. Net loan charge-offs for the three months ended March 31, 1995 were $5.3 million, representing .37% of average loans on an annualized basis compared to $8.0 million or .57% for the three months ended December 31, 1994 and $5.1 million or .42% for the three months ended March 31, 1994.

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

Capital Resources
- -----------------

     The Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines at March 31, 1995. At March 31, 1995, the Company's total risk-based capital was $949.4 million, as compared to $928.4 million at year-end 1994 and $891.5 million at March 31, 1994. The ratio of total risk-based capital to risk-weighted assets was 14.00% at March 31, 1995 compared to 13.85% and 15.01% at December 31, 1994 and March 31, 1994, respectively. At March 31, 1995, the Company's leverage ratio was 7.21%, compared to 7.04% at December 31, 1994 and 7.31% at March 31, 1994. At March 31,
1995, the Bank's total risk-based capital and leverage ratios were 13.28% and 6.72%, respectively.

     The data related to shareholders' equity, book value, returns on average total assets and average shareholders' equity and capital ratios mentioned herein are computed without giving affect to the adjustment to shareholders' equity required by Statement No. 115 of the Financial Accounting Standards Board.

Off-Balance-Sheet Derivatives
- -----------------------------

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

Change in Accounting Principles
- -------------------------------

See Item 1. Financial Statements herein.


- --------------------------------------------------------------------------------------------------------------------------
Summary of Interest Rate Swaps

  The weighted average variable rates are based upon the contractual rates in effect at March 31, 1995:

(In thousands) March 31, 1995
                                          Notional      Weighted Average Rate   Maturity      Interest      Unrecognized
                                           Amount       Receive           Pay   In Years  Income/(Expense) Gains (Losses)
- --------------------------------------------------------------------------------------------------------------------------
Company Hedging Swaps
- --------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate deposits                     $50,000      5.82%(1)    4.98%          0.29            $120            $136
  Variable rate medium-term borrowings        50,000      6.25 (2)    6.42           2.21             (13)            644
  Fixed rate commercial loans                 26,321      6.28 (2)    6.83           4.43             (48)            173
- ----------------------------------------    --------                                               ------         -------
    Total pay fixed/receive variable         126,321      6.09        5.94           1.91              59             953
- ----------------------------------------    --------                                               ------         -------
Pay variable/receive fixed:
  Fixed rate subordinated debt               150,000      7.10        6.31 (2)       7.63             275          (2,874)
  Fixed rate medium-term borrowings          340,000      4.85        6.31 (2)       1.43          (1,132)         (7,167)
  Variable rate commercial loans             100,000      4.77        6.31 (2)       1.81            (865)         (4,277)
- ----------------------------------------    --------                                               ------         -------
    Total pay variable/receive fixed         590,000      5.41        6.31           3.07          (1,722)        (14,318)
- ----------------------------------------    --------                                               ------         -------
    Total company hedging swaps             $716,321      5.53%       6.24%          2.87         ($1,663)       ($13,365)
- ----------------------------------------    ========                                               ======         =======
- --------------------------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
- --------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable                    $9,000      6.15%(2)    6.87%          2.02              --           ($284)
Pay variable/receive fixed                     9,000      6.92        6.15 (2)       2.02              --             317
- ----------------------------------------    --------                                               ------         -------
    Total customer hedging swaps             $18,000      6.54%       6.51%          2.02              $1             $33
- ----------------------------------------    ========                                               ======         =======
- --------------------------------------------------------------------------------------------------------------------------
(1)  Variable rate is tied to U.S. Treasury bill rate.
(2)  Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 3-month maturity.

- -------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps - Notional Amount Rollforward

                                                     Pay fixed/               Pay variable/                    Total
(In thousands) March 31, 1995                         receive                   receive                         All
                                                      variable                   fixed                         Swaps
- -------------------------------------------------------------------------------------------------------------------------
Notional Amount
- -------------------------------------------------------------------------------------------------------------------------
Company Swaps:
  Beginning balance, January 1, 1995                  $126,548                   $850,000                        $976,548
  New swaps                                                 --                         --                              --
  Terminated swaps                                          --                         --                              --
  Matured swaps                                             --                   (200,000)                       (200,000)
  Amortization of swaps                                   (227)                   (60,000)                        (60,227)
- ------------------------------------------            --------                   --------                      ----------
    Ending balance, March 31, 1995                    $126,321                   $590,000                        $716,321
- ------------------------------------------            ========                   ========                      ==========
Customer Swaps:
  Beginning balance, January 1, 1995                    $9,000                     $9,000                         $18,000
  New swaps                                                 --                         --                              --
  Terminated swaps                                          --                         --                              --
  Matured swaps                                             --                         --                              --
  Amortization of swaps                                     --                         --                              --
- ------------------------------------------            --------                   --------                      ----------
    Ending balance, March 31, 1995                      $9,000                     $9,000                         $18,000
- ------------------------------------------            ========                   ========                      ==========
- -------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------
Expected Maturities of Interest Rate Swaps

                                     Due      After One   After Two   After Three  After Four
                                   Within      Through     Through      Through      Through      After
(In thousands) March 31, 1995     One Year    Two Years  Three Years  Four Years   Five Years   Five Years    Total
- -----------------------------------------------------------------------------------------------------------------------
Company Hedging Swaps
- -----------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                    $53,390      $1,015     $55,952       $2,451      $12,185      $1,328   $126,321
  Weighted average pay rate             5.01%       6.83%       6.46%        6.83%        6.83%       7.03%      5.94%
  Weighted average receive rate:
    Contractual rate *                  5.85%       6.28%       6.25%        6.28%        6.28%       6.31%      6.09%
    Forward yield curve **              5.93%       6.69%       6.80%        6.96%        7.06%       7.18%      6.46%

Receive fixed/pay variable:
  Notional amount                   $100,000    $240,000    $100,000           --           --    $150,000   $590,000
  Weighted average pay rate:
    Contractual rate *                  6.31%       6.30%       6.31%          --           --        6.31%      6.31%
    Forward yield curve **              6.33%       6.68%       6.88%          --           --        7.38%      6.83%

  Weighted average receive rate         4.23%       4.77%       5.59%          --           --        7.10%      5.41%
- -----------------------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
- -----------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                         --      $5,000          --       $4,000           --          --     $9,000
  Weighted average pay rate               --        4.71%         --         9.57%          --          --       6.87%
  Weighted average receive rate:
    Contractual rate *                    --        6.19%         --         6.11%          --          --       6.15%
    Forward yield curve **                --        6.60%         --         6.91%          --          --       6.74%

Receive fixed/pay variable:
  Notional amount                         --      $5,000          --       $4,000           --          --     $9,000
  Weighted average pay rate:
    Contractual rate *                    --        6.19%         --         6.11%          --          --       6.15%
    Forward yield curve **                --        6.60%         --         6.91%          --          --       6.74%

  Weighted average receive rate           --        4.76%         --         9.62%          --          --       6.92%
- -----------------------------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at March 31, 1995.
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.

                                 PART II
                                 -------

                            OTHER INFORMATION
                            -----------------

                      CENTRAL FIDELITY BANKS, INC.

     ITEM 6. Exhibits and Reports on Form 8-K.

     A. Exhibits:

         11. Statement re computation of per share earnings - filed herewith.

     B. Reports on Form 8-K:

        Report on Form 8-K was filed on February 7, 1995, reporting that the Company planned to acquire approximately $465 million in deposits from Household Bank, f.s.b., a subsidiary of Household International, Inc. This transaction, includes 14 Household branches located in the Northern Virginia, is expected to be completed in June, 1995.


                                            EXHIBIT 11
                          CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES
                         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

(In Thousands)
                                                               For the Three Months
                                                                  Ended March 31,
                                                               --------------------
                                                                 1995        1994
                                                                 ----        ----
Earnings:
  Net income                                                    $25,720     $29,291
                                                               ========    ========
Shares:
  Weighted average number of common shares used
    in computing primary earnings per share                      39,457      39,054

  Dilutive stock options - based on treasury stock
    method                                                          506         762
                                                               --------    --------
  Weighted average number of common shares used
    in computing fully diluted earnings per share                39,963      39,816
                                                               ========    ========

Earnings per share:
  Primary earnings per share                                      $0.65       $0.75

  Fully diluted earnings per share                                $0.64       $0.74


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

Date: May 12, 1995