Form 10-Q
period 1995-06-30
CENTRAL FIDELITY BANKS INC
filed 1995-08-10
CIK 276235

TRANSMITTAL LETTER

Central Fidelity Banks, Inc.
1021 East Cary Street
Richmond, Virginia 23219
(804) 782-4000

August 10, 1995

BY EDGAR SYSTEM
---------------

Securities and Exchange Commission
450 Fifth Street
Washington, D. C. 20549-1004

Attn: Filing Desk

Re:  Central Fidelity Banks, Inc. Form 10-Q Filing
     ---------------------------------------------

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended June 30, 1995.

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

              For the quarterly period ended June 30, 1995


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


     As of August 8, 1995, the latest practicable date, Central
Fidelity Banks, Inc. had 39,907,398 shares of its Common Stock outstanding. This is the only class of outstanding shares.

                             PART I
                             ------

                      FINANCIAL INFORMATION
                      ---------------------

                   CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1995 and 1994; the statement of consolidated income for the three-month and six-month periods ended June 30, 1995 and 1994 and the statement of consolidated cash flows for the six-month period ended June 30, 1995 and 1994 are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is the source of the Company's balance sheet as of that date.



CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share data)
                                                                              June 30,     December 31,
                                                                               1995            1994
-------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------
Cash and due from banks                                                        $343,712       $274,813
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                                                  142,173        196,859
  Trading account securities                                                        926          1,417
----------------------------------------------------------------------      -----------    -----------
      Total temporary investments                                               143,099        198,276
----------------------------------------------------------------------      -----------    -----------
Assets available for sale:
  Securities                                                                  3,638,868      3,486,381
  Loans                                                                           7,259          2,186
----------------------------------------------------------------------      -----------    -----------
      Total assets available for sale                                         3,646,127      3,488,567
----------------------------------------------------------------------      -----------    -----------
Total loans                                                                   5,985,715      5,769,907
  Allowance for loan losses                                                    (110,000)      (110,000)
----------------------------------------------------------------------      -----------    -----------
      Net loans                                                               5,875,715      5,659,907
----------------------------------------------------------------------      -----------    -----------
Accrued interest receivable                                                      60,411         59,933
Premises and equipment, net                                                     150,210        147,177
Due from customers on acceptances                                                12,943         13,663
Other assets                                                                    185,924        211,836
----------------------------------------------------------------------      -----------    -----------
      Total assets                                                          $10,418,141    $10,054,172
----------------------------------------------------------------------      ===========    ===========


CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES
-------------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                                       $997,357       $953,655
  Savings and other time                                                      6,582,225      6,026,393
  Certificates of deposit $100,000 and over                                     320,634        247,196
----------------------------------------------------------------------      -----------    -----------
      Total deposits                                                          7,900,216      7,227,244
----------------------------------------------------------------------      -----------    -----------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase                                              827,057      1,040,870
  Other short-term borrowings                                                    79,779         61,998
  Medium-term notes                                                             252,250        561,500
  Federal Home Loan Bank borrowings                                             343,200        236,500
  Long-term debt                                                                150,407        150,440
  Capitalized lease obligations                                                   7,982          8,167
----------------------------------------------------------------------      -----------    -----------
      Total borrowings                                                        1,660,675      2,059,475
----------------------------------------------------------------------      -----------    -----------
Dividends payable                                                                11,911         11,001
Accrued interest payable                                                         37,290         36,211
Bank acceptances outstanding                                                     12,943         13,663
Accounts payable and accrued liabilities                                         30,962         83,506
----------------------------------------------------------------------      -----------    -----------
      Total liabilities                                                       9,653,997      9,431,100
----------------------------------------------------------------------      -----------    -----------

SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Preferred stock, none issued                                                         --             --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 39,789,911
  and 39,324,228, respectively                                                  198,950        196,621
Capital surplus                                                                 187,952        180,458
Retained earnings                                                               376,979        348,219
Unrealized gains (losses) on securities available
  for sale, net of income taxes                                                     263       (102,226)
----------------------------------------------------------------------      -----------    -----------
      Total shareholders' equity                                                764,144        623,072
----------------------------------------------------------------------      -----------    -----------
      Total liabilities and shareholders' equity                            $10,418,141    $10,054,172
----------------------------------------------------------------------      ===========    ===========
-------------------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED INCOME
-----------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share and per share data)
                                                                       For the three months       For the six months
                                                                          ended June 30,            ended June 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                        1995         1994         1995         1994
-----------------------------------------------------------------------------------------------------------------------
Income From Earning Assets
-----------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                             $130,719     $106,404     $256,136     $206,003
Interest on securities available for sale:
  U.S. Government and agencies                                           41,865       40,153       84,113       81,849
  States and political subdivisions                                       1,836        2,170        3,724        4,162
  Other                                                                  15,334       11,274       29,883       21,476
Interest on loans available for sale                                         77           18          110          385
Interest on money market investments                                      1,301        1,320        2,610        1,987
Interest on trading account securities                                       20            7           38           19
-------------------------------------------------------------------     -------      -------      -------      -------
    Total income from earning assets                                    191,152      161,346      376,614      315,881
-------------------------------------------------------------------     -------      -------      -------      -------
Interest Expense
-----------------------------------------------------------------------------------------------------------------------
Interest on deposits                                                     78,294       55,878      150,965      110,226
Interest on federal funds purchased and securities
  sold under agreements to repurchase                                    15,261       12,136       30,223       21,812
Interest on other short-term borrowings                                     761          436        1,488          657
Interest on medium-term notes                                             5,193        6,291       11,896       10,601
Interest on Federal Home Loan Bank borrowings                             4,940          743        9,216          743
Interest on long-term debt                                                2,709        2,076        5,531        3,863
Interest on capitalized lease obligations                                   177          184          356          371
-------------------------------------------------------------------     -------      -------      -------      -------
    Total interest expense                                              107,335       77,744      209,675      148,273
-------------------------------------------------------------------     -------      -------      -------      -------
Net interest income                                                      83,817       83,602      166,939      167,608
Provision for loan losses                                                 3,344        2,304        8,648       12,421
-------------------------------------------------------------------     -------      -------      -------      -------
    Net income from earning assets                                       80,473       81,298      158,291      155,187
-------------------------------------------------------------------     -------      -------      -------      -------
Noninterest Income
-----------------------------------------------------------------------------------------------------------------------
Trust income                                                              3,507        3,573        6,930        7,162
Deposit fees and charges                                                  8,676        8,837       17,202       17,246
Profits (losses) on securities available for sale and
  trading account securities                                               (158)         264          358        7,048
Other income                                                              7,453        6,435       13,121       23,348
-------------------------------------------------------------------     -------      -------      -------      -------
    Total noninterest income                                             19,478       19,109       37,611       54,804
-------------------------------------------------------------------     -------      -------      -------      -------
Noninterest Expense
-----------------------------------------------------------------------------------------------------------------------
Personnel expense                                                        33,359       31,023       66,290       63,145
Occupancy and equipment expense                                          10,499        9,857       20,900       21,033
FDIC insurance expense                                                    4,069        3,773        7,972        7,501
Other real estate expense                                                 1,812        1,006        2,333        7,309
Other expense                                                            12,197       10,864       22,868       23,598
-------------------------------------------------------------------     -------      -------      -------      -------
    Total noninterest expense                                            61,936       56,523      120,363      122,586
-------------------------------------------------------------------     -------      -------      -------      -------
Earnings
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               38,015       43,884       75,539       87,405
Income tax expense                                                       11,991       14,301       23,795       28,531
-------------------------------------------------------------------     -------      -------      -------      -------
    Net income                                                          $26,024      $29,583      $51,744      $58,874
-------------------------------------------------------------------     =======      =======      =======      =======
Earnings Per Share
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                $0.66        $0.76        $1.31        $1.51
Average shares outstanding                                           39,654,721   39,114,067   39,556,609   39,084,341
-----------------------------------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED CASH FLOWS
------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) For the six months ended June 30,
                                                                                           1995           1994
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $51,744        $58,874
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                  8,648         12,421
  Depreciation of premises and equipment                                                     7,912          7,605
  Net amortization of premium and accretion of discount on investment securities
    and securities available for sale                                                       (3,867)         2,534
  Gains on securities available for sale                                                      (633)        (7,377)
  Deferred income taxes                                                                      2,386         (4,546)
  (Increase) decrease in trading account securities                                            491            (69)
  Originations of loans available for sale                                                 (15,588)            --
  Purchases of loans available for sale                                                     (9,681)            --
  Proceeds from sales of loans available for sale                                           20,222         36,785
  (Increase) decrease in accrued interest receivable                                          (478)         4,266
  Increase in accrued interest payable                                                         271          1,466
  Other, net                                                                               (49,182)      (108,044)
--------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided by operating activities                                             12,245          3,915
--------------------------------------------------------------------------------------- ----------     ----------
INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------
Purchases of securities available for sale                                                (330,458)      (789,562)
Proceeds from sales of securities available for sale                                       181,471        920,671
Proceeds from maturities and repayments of securities available for sale                   158,675        370,301
Net increase in loans                                                                     (225,258)      (597,945)
Purchases of premises and equipment                                                         (9,002)        (7,077)
Proceeds from the disposition of premises and equipment                                         10            216
Proceeds from the disposition of other real estate owned                                     4,158          9,483
Net cash received in acquisition                                                           413,022             --
--------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided (used) by investing activities                                     192,618        (93,913)
--------------------------------------------------------------------------------------- ----------     ----------
FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------
Net increase in demand, interest checking and regular savings deposits                      43,898         37,405
Net increase in money market accounts                                                       90,877         10,677
Net increase (decrease) in consumer certificates                                            12,188        (17,511)
Net increase in certificates of deposit $100,000 and over                                   73,438         21,393
Net decrease in short-term borrowings                                                     (196,032)      (157,697)
Proceeds from medium-term notes and FHLB borrowings                                        106,700        291,200
Payments on medium-term notes and FHLB borrowings                                         (309,250)            --
Proceeds from long-term debt                                                                    --            100
Payments on long-term debt and capitalized lease obligations                                  (218)          (200)
Proceeds from issuance of common stock                                                       9,823          1,635
Cash dividends                                                                             (22,074)       (20,692)
--------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided (used) by financing activities                                    (190,650)       166,310
--------------------------------------------------------------------------------------- ----------     ----------
      Increase in cash and cash equivalents                                                 14,213         76,312
      Cash and cash equivalents at beginning of year                                       471,672        457,662
--------------------------------------------------------------------------------------- ----------     ----------
      Cash and cash equivalents at end of period                                          $485,885       $533,974
--------------------------------------------------------------------------------------- ==========     ==========
------------------------------------------------------------------------------------------------------------------

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

Results of Operations
---------------------

     Net income for the first six months of 1995 was $51.7 million, 12.1% lower than the $58.9 million earned in the first six months of 1994. On a per share basis, net income declined 13.2% to $1.31 from $1.51. The declines in net income and net income per share were due primarily to higher funding costs which resulted from the increases in interest rates.

     On a tax-equivalent basis, net interest income for the six months was $170.8 million, a .4% decline from the $171.6 million earned in the corresponding 1994 period. The net interest margin was 3.61% for the six months ended June 30, 1995, down thirty-three basis points from 3.94% during the same period in 1994. The declines in net interest income and net interest margin during the six-month period were impacted by the high interest rates which lowered net interest income and net interest margin due to higher funding costs. For the six-month period ended June 30, 1995, the impact of the Company's interest rate swap activities on interest income was a decrease of $1.4 million and an increase of $1.3 million on interest expense, compared to $2.0 million increase on interest income and a decrease of $3.3 million on interest expense for the corresponding 1994 period. The impact on net interest income for the six months ended June 30, 1995 and 1994 was a decrease of $2.7 million and an increase of $5.3 million, respectively. While average earning assets and income earned on the earning assets grew $751.8 million, or 8.6% and $60.7 million, or 19.0%, respectively, over 1994, average interest-bearing liabilities and interest expense on these liabilities increased $666.4 million, or 8.7%, and $61.4 million, or 41.4%, respectively. The increase in the yield on average earning assets of 70 basis points was mitigated by the 118 basis points increase in the cost of interest-bearing liabilities. Management is optimistic that the Company's previous actions to reduce its exposure to interest rate fluctuations will have a positive effect on future earnings and interest margins.

     The provision for loan losses was $8.6 million for the six months ended June 30, 1995 compared with $12.4 million recorded for the corresponding period in 1994.

     Noninterest income totalled $37.6 million for the first six months of 1995 compared with $54.8 million for the 1994 level, representing a decline of 31.4%. The decline in noninterest income was primarily driven by two significant nonrecurring items in 1994. During the first quarter of 1994, the Company recognized $6.4 million profits from the sale of securities available for sale and $11.4 million gain on the sale of out-of-state affinity credit card portfolio. Excluding these two items, noninterest income increased 1.6% in 1995 with higher insurance commissions and general fee categories accounting for the gain.

     Noninterest expense for the first six months of 1995 declined 1.8% to $120.4 million compared to the same period in 1994. The decline was due primarily to $8.6 million in several nonrecurring charges in the first quarter of 1994. These charges included the recognition of certain postemployment costs; the write-off of various software systems and charges to reflect appraised values of other real estate owned. Absent these nonrecurring charges, noninterest expense was up 5.6% in 1995 with personnel and other real estate expense accounting for the increase.

Balance Sheet
-------------

     Total assets as of June 30, 1995 were $10.4 billion, up 3.6%
from year-end 1994's level. Total loans at June 30, 1995 were $6.0 billion, or 3.8% higher than at December 31, 1994, representing growth in all categories of consumer loans. Total deposits were $7.9 billion at June 30, 1995, representing an increase of 9.3% from December 31, 1994. The increase was impacted by approximately $450,000,000 of deposits acquired from Household Bank, f.s.b., a subsidiary of Household International, Inc. headquartered in Chicago, Illinois. On June 9, 1995, this acquisition resulted in the addition of twelve branches located in Northern Virginia. Shareholders' equity at June 30, 1995 was $764.1 million, or 7.3% of total assets.
At December 31, 1994, shareholders' equity was $623.1 million, or 6.2% of total assets. The book value per share grew 21.2% from $15.84 at December 31, 1994 to $19.20 at June 30, 1995. Excluding the impact of the unrealized gains and losses on securities available for sale adjustment, shareholders' equity was $763.9 million, or 7.3% of total assets at June 30, 1995, and $725.3 million, or 7.2% of total assets at December 31, 1994. The book value per share was $19.20 at June 30, 1995, a 4.1% growth from $18.44 at December 31, 1994.

     The return on average total assets during the first six months of 1995 was 1.03% compared to 1.27% for the comparable 1994 period. The return on average shareholders' equity was 14.50% versus 17.19% in 1994.

Asset Quality
-------------

     Nonperforming assets as of June 30, 1995 were $76.2 million, or .73% of total assets, compared to $90.3 million or .90% at December
31, 1994 and $103.5 million or 1.07% of total assets at June 30, 1994. At June 30, 1995, nonperforming assets were 1.27% of loans and foreclosed properties, compared to 1.56% at December 31, 1994 and 1.92% at June 30, 1994. The lower level of nonperforming assets was a result of continued improvement in real estate markets.

     The allowance for loan losses remained at $110.0 million for periods ended June 30, 1995, December 31, 1994 and June 30, 1994. At June 30, 1995, the allowance for loan losses was 1.84% of loans, compared to 1.91% at December 31, 1994 and 2.05% at June 30, 1994. At June 30, 1995, the allowance for loan losses to nonperforming assets was 144.3%, compared to 121.8% at December 31, 1994 and 106.3% at June 30, 1994. Net loan charge-offs for the three months ended June 30, 1995 were $3.3 million, representing .23% of average loans on an annualized basis compared to $8.0 million or .57% for the three months ended December 31, 1994 and $2.3 million or .18% for the three months ended June 30, 1994.

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

Capital Resources
-----------------

     The Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines at June 30, 1995. At June 30, 1995, the Company's total risk-based capital was $935.1 million, as compared to $928.4 million at year-end 1994 and $915.1 million at June 30, 1994. The ratio of total risk-based capital to risk-weighted assets was 13.45% at June 30, 1995 compared to 13.85% and 14.65% at December 31, 1994 and June 30, 1994, respectively. At June 30, 1995, the Company's leverage ratio was 6.97%, compared to 7.04% at December 31, 1994 and 7.27% at June 30, 1994. At June 30, 1995, the Bank's
total risk-based capital and leverage ratios were 12.85% and 6.55%, respectively.

Off-Balance-Sheet Derivatives
-----------------------------

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

  The weighted average variable rates are based upon the contractual rates in effect at June 30, 1995:

(In thousands) June 30, 1995
                                                                                           6 months ended
                                                                                              6/30/95
                                          Notional      Weighted Average Rate   Maturity      Interest      Unrecognized
                                           Amount       Receive           Pay   In Years  Income/(Expense) Gains (Losses)
--------------------------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate deposits                     $50,000      5.51%(1)    4.98%          0.04            $225            $136
  Variable rate medium-term borrowings        50,000      6.00 (2)    6.42           1.96             (52)           (472)
  Securities available for sale               24,439      6.66 (3)    9.00           4.24             (70)         (1,093)
  Fixed rate commercial loans                 26,087      6.19 (2)    6.83           4.35             (87)           (627)
----------------------------------------    --------                                               ------         -------
    Total pay fixed/receive variable         150,526      5.98        6.43           2.07              16          (2,056)
----------------------------------------    --------                                               ------         -------
Pay variable/receive fixed:
  Fixed rate subordinated debt               150,000      7.10        6.13 (2)       7.38             656           5,857
  Fixed rate medium-term borrowings          200,000      5.14        6.14 (2)       1.81          (2,186)         (2,803)
  Variable rate commercial loans             100,000      4.77        6.06 (2)       1.56          (1,219)         (2,025)
----------------------------------------    --------                                               ------         -------
    Total pay variable/receive fixed         450,000      5.71        6.12           3.61          (2,749)          1,029
----------------------------------------    --------                                               ------         -------
    Total company hedging swaps             $600,526      5.78%       6.20%          3.22         ($2,733)        ($1,027)
----------------------------------------    ========                                               ======         =======
--------------------------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable                    $4,000      6.01%(2)    9.57%          2.84              --           ($407)
Pay variable/receive fixed                     4,000      9.62        6.01 (2)       2.84              --             412
----------------------------------------    --------                                               ------         -------
    Total customer hedging swaps              $8,000      7.82%       7.79%          2.84              $2              $5
----------------------------------------    ========                                               ======         =======
--------------------------------------------------------------------------------------------------------------------------
(1) Variable rate is tied to U.S. Treasury bill rate.
(2) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 3-month maturity.
(3) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 1-month maturity plus 60 basis points.


--------------------------------------------------------------------------------------------------------------------------
Summary of Interest Rate Swaps

  The weighted average variable rates are based upon the contractual rates in effect at June 30, 1994:

(In thousands) June 30, 1994
                                                                                           6 months ended
                                                                                              6/30/94
                                          Notional      Weighted Average Rate   Maturity      Interest      Unrecognized
                                           Amount       Receive           Pay   In Years  Income/(Expense) Gains (Losses)
--------------------------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate deposits                     $75,000      4.33%(1)    5.37%          0.83           ($915)           $150
  Variable rate medium-term borrowings        50,000      4.63 (2)    6.42           2.96              40             356
  Fixed rate commercial loans                  1,997      4.52 (2)    7.03           6.42              (1)              6
----------------------------------------    --------                                               ------         -------
    Total pay fixed/receive variable         126,997      4.45        5.81           1.76            (876)            512
----------------------------------------    --------                                               ------         -------
Pay variable/receive fixed:
  Fixed rate subordinated debt               150,000      7.10        4.88 (2)       8.38           2,383          (3,108)
  Fixed rate medium-term borrowings          400,000      4.87        4.88 (2)       2.18           1,838          (9,679)
  Variable rate commercial loans             300,000      5.18        4.58 (2)       1.33           1,962          (5,084)
----------------------------------------    --------                                               ------         -------
    Total pay variable/receive fixed         850,000      5.37        4.77           2.80           6,183         (17,871)
----------------------------------------    --------                                               ------         -------
    Total company hedging swaps             $976,997      5.25%       4.91%          2.66          $5,307        ($17,359)
----------------------------------------    ========                                               ======         =======
--------------------------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable                    $9,000      4.50%(2)    6.87%          2.77              --           ($265)
Pay variable/receive fixed                     9,000      6.92        4.50 (2)       2.77              --             245
----------------------------------------    --------                                               ------         -------
    Total customer hedging swaps             $18,000      5.71%       5.68%          2.77              $2            ($20)
----------------------------------------    ========                                               ======         =======
--------------------------------------------------------------------------------------------------------------------------
(1)  Variable rate is tied to U.S. Treasury bill rate.
(2)  Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 3-month maturity.


-------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps - Notional Amount Rollforward

                                                     Pay fixed/               Pay variable/                    Total
(In thousands)                                        receive                   receive                         All
                                                      variable                   fixed                         Swaps
-------------------------------------------------------------------------------------------------------------------------
Notional Amount
-------------------------------------------------------------------------------------------------------------------------
Company Swaps:
  Beginning balance, January 1, 1995                  $126,548                   $850,000                        $976,548
  New swaps                                             25,000                         --                          25,000
  Terminated swaps                                          --                         --                              --
  Matured swaps                                             --                   (300,000)                       (300,000)
  Amortization of swaps                                 (1,022)                  (100,000)                       (101,022)
------------------------------------------            --------                   --------                      ----------
    Ending balance, June 30, 1995                     $150,526                   $450,000                        $600,526
------------------------------------------            ========                   ========                      ==========
Customer Swaps:
  Beginning balance, January 1, 1995                    $9,000                     $9,000                         $18,000
  New swaps                                                 --                         --                              --
  Terminated swaps                                      (5,000)                    (5,000)                        (10,000)
  Matured swaps                                             --                         --                              --
  Amortization of swaps                                     --                         --                              --
------------------------------------------            --------                   --------                      ----------
    Ending balance, June 30, 1995                       $4,000                     $4,000                          $8,000
------------------------------------------            ========                   ========                      ==========
-------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Expected Maturities of Interest Rate Swaps

                                     Due      After One   After Two   After Three  After Four
                                   Within      Through     Through      Through      Through      After
(In thousands) June 30, 1995      One Year    Two Years  Three Years  Four Years   Five Years   Five Years    Total
-----------------------------------------------------------------------------------------------------------------------
Company Hedging Swaps
-----------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                    $59,143     $56,830     $12,551      $20,599       $1,403          --   $150,526
  Weighted average pay rate             5.47%       6.65%       8.05%        7.49%        7.03%         --       6.43%
  Weighted average receive rate:
    Contractual rate *                  5.66%       6.07%       6.45%        6.34%        6.13%         --       5.98%
    Forward yield curve **              5.57%       5.78%       5.97%        6.03%        6.16%         --       5.75%

Receive fixed/pay variable:
  Notional amount                   $200,000    $100,000          --           --           --    $150,000   $450,000
  Weighted average pay rate:
    Contractual rate *                  6.14%       6.06%         --           --           --        6.13%      6.12%
    Forward yield curve **              5.65%       5.68%         --           --           --        6.45%      5.92%

  Weighted average receive rate         5.14%       4.77%         --           --           --        7.10%      5.71%
-----------------------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
-----------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                         --          --      $4,000           --           --          --     $4,000
  Weighted average pay rate               --          --        9.57%          --           --          --       9.57%
  Weighted average receive rate:
    Contractual rate *                    --          --        6.01%          --           --          --       6.01%
    Forward yield curve **                --          --        5.88%          --           --          --       5.88%

Receive fixed/pay variable:
  Notional amount                         --          --      $4,000           --           --          --     $4,000
  Weighted average pay rate:
    Contractual rate *                    --          --        6.01%          --           --          --       6.01%
    Forward yield curve **                --          --        5.88%          --           --          --       5.88%

  Weighted average receive rate           --          --        9.62%          --           --          --       9.62%
-----------------------------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at June 30, 1995.
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.

                           PART II
                           -------

                      OTHER INFORMATION
                      -----------------

                 CENTRAL FIDELITY BANKS, INC.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on May 10, 1995. At said meeting, as set forth in the Registrant's definitive proxy material for the meeting, five directors in Class 1 were elected to serve until the 1998 Annual Meeting of Shareholders, and until their successors are elected and qualified.

     The results of the voting were as follows:

Nominees for election as       # of shares voting    Percent of Votes
Class 1 directors:             For       Withheld        Cast For
------------------------       ---       --------    ----------------
Jack H. Ferguson            35,178,203     146,711        89.0%
Lewis N. Miller, Jr.        35,172,497     152,417        89.0%
Richard L. Morrill          35,161,293     163,621        88.9%
Lloyd U. Noland, III        35,179,957     144,957        89.0%
William G. Reynolds, Jr.    35,176,290     148,624        89.0%

     The results of the voting by brokers were as follows:

Nominees for election as       # of shares voting    Proxies
Class 1 directors:             For       Withheld  not received
------------------------       ---       --------  ------------
Jack H. Ferguson            22,875,946      74,753   1,415,693
Lewis N. Miller, Jr.        22,875,973      74,276   1,415,693
Richard L. Morrill          22,873,346      77,353   1,415,693
Lloyd U. Noland, III        22,878,758      86,425   1,415,693
William G. Reynolds, Jr.    22,872,058      78,691   1,415,693

     The other matter presented to the shareholders for their vote at said 1995 Annual Meeting and the results of the voting were as follows:

     On the adoption of the proposal to approve the 1995 Incentive Stock Option Plan as set forth in Exhibit A to the Proxy Statement dated March 30, 1995, incorporated herein by reference and that the vote taken therein resulted as follows:

                                                   Percent of Shares
                         Number of Votes              Outstanding
                         ---------------           -----------------
For                         32,999,566                   83.45%
Against                      1,644,716                    4.16%
Abstentions                    731,585                    1.85%
Votes not received           4,166,143                   10.54%

ITEM 6. Exhibits and Reports on Form 8-K.

     A. Exhibits:

        11. Statement re computation of per share earnings - filed herewith.

     B. Reports on Form 8-K:

        Report on Form 8-K was filed on June 9, 1995, reporting that Central Fidelity National Bank, the Company's principal subsidiary, acquired 12 Virginia branches and assumed approximately $450,000,000 in deposits from Household Bank, f.s.b., a subsidiary of Household International, Inc. headquartered in Chicago, Illinois. The 12 branch offices are located in Northern Virginia.


                                             EXHIBIT 11
                          CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES
                         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

(In Thousands)
                                                    For the Three Months   For the Six Months
                                                       ended June 30,        ended June 30,
                                                    --------------------   -------------------
                                                       1995      1994        1995      1994
                                                       ----      ----        ----      ----
Earnings:
  Net income                                          $26,024   $29,583     $51,744   $58,874
                                                     ========  ========    ========  ========
Shares:
  Weighted average number of common shares used
    in computing primary earnings per share            39,655    39,114      39,557    39,084

  Dilutive stock options - based on treasury stock
    method                                                604       856         554       809
                                                     --------  --------    --------  --------
  Weighted average number of common shares used
    in computing fully diluted earnings per share      40,259    39,970      40,111    39,893
                                                     ========  ========    ========  ========

Earnings per share:
  Primary earnings per share                            $0.66     $0.76       $1.31     $1.51

  Fully diluted earnings per share                      $0.65     $0.74       $1.29     $1.48


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

Date: August 10, 1995