Form 10-Q/A
period 1995-06-30
CENTRAL FIDELITY BANKS INC
filed 1995-08-14
CIK 276235

TRANSMITTAL LETTER

Central Fidelity Banks, Inc.
1021 East Cary Street
Richmond, Virginia 23219
(804) 782-4000

August 14, 1995

BY EDGAR SYSTEM
---------------

Securities and Exchange Commission
450 Fifth Street
Washington, D. C. 20549-1004

Attn: Filing Desk

Re:  Central Fidelity Banks, Inc. Form 10-Q Filing
     ---------------------------------------------

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q/A for the quarter ended June 30, 1995.

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
--------------------------------------------------------------------------------------- ==========     ==========
------------------------------------------------------------------------------------------------------------------


ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                                                   For the three months         For the six months
                                                                      ended June 30,              ended June 30,
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                     1995          1994          1995          1994
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                    $110,000      $110,000      $110,000      $105,000
Provision charged to expense                                         3,344         2,304         8,648        12,421
--------------------------------------------------------------    --------      --------      --------      --------
                                                                   113,344       112,304       118,648       117,421
Loans charged off:
  Commercial and commercial real estate                              1,071         2,188         2,522         5,179
  Construction                                                          72           649            72         1,060
  Residential real estate                                               44            22            94            42
  Installment                                                        2,553         1,451         5,805         2,381
  Bank card                                                          6,634         3,770        11,782         7,003
--------------------------------------------------------------    --------      --------      --------      --------
    Total charge-offs                                               10,374         8,080        20,275        15,665
--------------------------------------------------------------    --------      --------      --------      --------
Recoveries of loans previously charged off:
  Commercial and commercial real estate                              3,090         1,086         5,068         1,691
  Construction                                                       2,021         3,090         2,878         3,305
  Residential real estate                                                3            17             9            18
  Installment                                                        1,078           793         2,140         1,700
  Bank card                                                            838           790         1,532         1,530
--------------------------------------------------------------    --------      --------      --------      --------
    Total recoveries                                                 7,030         5,776        11,627         8,244
--------------------------------------------------------------    --------      --------      --------      --------
    Net charge-offs                                                  3,344         2,304         8,648         7,421
--------------------------------------------------------------    --------      --------      --------      --------
Balance at end of period                                          $110,000      $110,000      $110,000      $110,000
--------------------------------------------------------------    ========      ========      ========      ========
Average loans                                                   $5,935,458    $5,201,406    $5,873,964    $5,055,595
Loans at period-end                                             $5,992,974    $5,363,138    $5,992,974    $5,363,138
Ratio of provision for loan losses to average loans                   0.23%         0.18%         0.29%         0.49%
Ratio of net charge-offs to average loans                             0.23%         0.18%         0.29%         0.29%
Ratio of allowance for loan losses to loans at period-end             1.84%         2.05%         1.84%         2.05%
---------------------------------------------------------------------------------------------------------------------


NONPERFORMING ASSETS AND PAST-DUE LOANS
---------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands)
                                                       June 30,            December 31,
                                                 1995           1994           1994
---------------------------------------------------------------------------------------
Nonperforming Assets
---------------------------------------------------------------------------------------
Nonaccrual loans:
  Land acquisition, land development
    or construction:
      Commercial                                  $6,342        $13,087         $7,766
      Residential                                 19,265         25,854         14,162
  Residential real estate                          4,061          4,251          4,987
  Commercial real estate                          14,495         22,346         26,962
  Commercial and industrial                       11,397         10,166         13,657
-----------------------------------------        -------       --------        -------
    Total nonaccrual loans                        55,560         75,704         67,534
-----------------------------------------        -------       --------        -------
Restructured loans                                    --             --             --
-----------------------------------------        -------       --------        -------
    Total nonperforming loans                     55,560         75,704         67,534
-----------------------------------------        -------       --------        -------
Foreclosed properties:
  Land and developed lots:
    Commercial                                     3,506          4,855          5,032
    Residential                                   12,796         17,379         13,699
  Residential real estate                          3,548          4,728          3,307
  Commercial real estate                             822            836            722
-----------------------------------------        -------       --------        -------
    Total foreclosed properties                   20,672         27,798         22,760
-----------------------------------------        -------       --------        -------
    Total nonperforming assets                   $76,232       $103,502        $90,294
-----------------------------------------        =======       ========        =======
Ratio of nonperforming assets to
  loans and foreclosed properties                   1.27%          1.92%          1.56%
---------------------------------------------------------------------------------------
Past-due Loans (90 days or more and still accruing)
---------------------------------------------------------------------------------------
  Commercial and construction                       $959         $3,055         $1,195
  Residential real estate                          3,985          1,546          2,255
  Installment                                      2,042            663          2,028
  Bank card                                        6,271          3,614          5,562
-----------------------------------------        -------       --------        -------
    Total past-due loans                         $13,257         $8,878        $11,040
-----------------------------------------        =======       ========        =======
---------------------------------------------------------------------------------------

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

     During the first six months of 1995, the return on average total assets was 1.03% compared to 1.27% for the comparable 1994 period and the return on average shareholders' equity was 14.50% versus 17.19% in 1994.

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


                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FIDELITY BANKS, INC.
----------------------------
        (Registrant)



/s/ Charles W. Tysinger
Charles W. Tysinger
Corporate Executive Officer and Treasurer
(Principal Financial Officer)





/s/ James F. Campbell
James F. Campbell
Senior Vice President & Controller
(Principal Accounting Officer)

Date: August 14, 1995