Form 10-Q
period 1995-09-30
CENTRAL FIDELITY BANKS INC
filed 1995-11-13
CIK 276235

TRANSMITTAL LETTER

Central Fidelity Banks, Inc.
1021 East Cary Street
Richmond, Virginia 23219
(804) 782-4000

November 13, 1995

BY EDGAR SYSTEM
---------------

Securities and Exchange Commission
450 Fifth Street
Washington, D. C. 20549-1004

Attn: Filing Desk

Re:  Central Fidelity Banks, Inc. Form 10-Q Filing
---------------------------------------------------

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended September 30, 1995.

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

           For the quarterly period ended September 30, 1995


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


     As of November 8, 1995, the latest practicable date, Central
Fidelity Banks, Inc. had 40,101,831 shares of its Common Stock outstanding. This is the only class of outstanding shares.


                  CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements . . . . . . . . . . . . . . . . .       3
                  Consolidated Balance Sheet . . . . . . . . . . . . . .     4-5
                  Statement of Consolidated Income . . . . . . . . . . .       6
                  Statement of Consolidated Cash Flows . . . . . . . . .       7
                  Statement of Changes in Consolidated Shareholders'
                      Equity . . . . . . . . . . . . . . . . . . . . . .       8
                  Supplemental Data to Financial Statements:
                  Consolidated Financial Highlights. . . . . . . . . . .       9
                  Average Balances and Interest Rates (Taxable
                      Equivalent Basis) for the three months ended
                      September 30, 1995 . . . . . . . . . . . . . . . .   10-11
                  Average Balances and Interest Rates (Taxable
                      Equivalent Basis) for the nine months ended


                      September 30, 1995 . . . . . . . . . . . . . . . .   12-13
                  Selected Loan Loss Data. . . . . . . . . . . . . . . .      14
                  Nonperforming Assets and Past-due Loans. . . . . . . .      15

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations  . . . . . . .   16-24

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            25

SIGNATURES                                                                    26

EXHIBIT INDEX                                                                 27

                             PART I
                             ------

                      FINANCIAL INFORMATION
                      ---------------------

                   CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

     The consolidated balance sheet as of September 30, 1995; the statement of consolidated income for the three-month and nine-month periods ended September 30, 1995 and 1994; the statement of consolidated cash flows and the statement of changes in consolidated shareholders' equity for the nine-month period ended September 30, 1995 and 1994 are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is the source of the Company's balance sheet as of that date.

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share data)
                                                                            September 30,  December 31,
                                                                               1995            1994
-------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------
Cash and due from banks                                                        $300,676       $274,813
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                                                  160,814        196,859
  Trading account securities                                                      1,066          1,417
----------------------------------------------------------------------      -----------    -----------
      Total temporary investments                                               161,880        198,276
----------------------------------------------------------------------      -----------    -----------
Assets available for sale:
  Securities                                                                  3,835,000      3,486,381
  Loans                                                                           8,035          2,186
----------------------------------------------------------------------      -----------    -----------
      Total assets available for sale                                         3,843,035      3,488,567
----------------------------------------------------------------------      -----------    -----------
Total loans                                                                   6,139,071      5,769,907
  Allowance for loan losses                                                    (110,000)      (110,000)
----------------------------------------------------------------------      -----------    -----------
      Net loans                                                               6,029,071      5,659,907
----------------------------------------------------------------------      -----------    -----------
Accrued interest receivable                                                      66,628         59,933
Premises and equipment, net                                                     151,999        147,177
Due from customers on acceptances                                                17,522
13,663
Other assets                                                                    175,548        211,836
----------------------------------------------------------------------      -----------    -----------
      Total assets                                                          $10,746,359    $10,054,172
----------------------------------------------------------------------      ===========    ===========


CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES
-------------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                                       $985,353       $953,655
  Savings and other time                                                      6,568,031      6,026,393
  Certificates of deposit $100,000 and over                                     281,407        247,196
----------------------------------------------------------------------      -----------    -----------
      Total deposits                                                          7,834,791      7,227,244
----------------------------------------------------------------------      -----------    -----------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase                                            1,207,777      1,040,870
  Other short-term borrowings                                                    75,766         61,998
  Medium-term notes                                                             252,250        561,500
  Federal Home Loan Bank borrowings                                             343,200        236,500
  Long-term debt                                                                150,397        150,440
  Capitalized lease obligations                                                   7,886          8,167
----------------------------------------------------------------------      -----------    -----------
      Total borrowings                                                        2,037,276      2,059,475
----------------------------------------------------------------------      -----------    -----------
Dividends payable                                                                11,987         11,001
Accrued interest payable                                                         35,212         36,211
Bank acceptances outstanding                                                     17,522         13,663
Accounts payable and accrued liabilities                                         25,638         83,506
----------------------------------------------------------------------      -----------    -----------
      Total liabilities                                                       9,962,426      9,431,100
----------------------------------------------------------------------      -----------    -----------

SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Preferred stock, none issued                                                         --             --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 39,962,614
  and 39,324,228, respectively                                                  199,813        196,621
Capital surplus                                                                 191,072        180,458
Retained earnings                                                               392,544        348,219
Unrealized gains (losses) on securities available
  for sale, net of income taxes                                                     504       (102,226)
----------------------------------------------------------------------      -----------    -----------
      Total shareholders' equity                                                783,933        623,072
----------------------------------------------------------------------      -----------    -----------
      Total liabilities and shareholders' equity                            $10,746,359    $10,054,172
----------------------------------------------------------------------      ===========    ===========
-------------------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED INCOME
-------------------------------------------------------------------------------------------------------------------
---
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share and per share data)
                                                                       For the three months       For the nine
months
                                                                        ended September 30,       ended September
30,
-------------------------------------------------------------------------------------------------------------------
----
                                                                        1995         1994         1995         1994
-------------------------------------------------------------------------------------------------------------------
----
Income From Earning Assets
-------------------------------------------------------------------------------------------------------------------
----
Interest and fees on loans                                             $134,215     $114,896     $390,351
$320,899
Interest on securities available for sale:
  U.S. Government and agencies                                           42,540       39,033      126,653
120,882
  States and political subdivisions                                       1,840        2,026        5,564
6,188


  Other                                                                  17,283       13,256       47,166
34,732
Interest on loans available for sale                                        132           14          242
399
Interest on money market investments                                        815        1,875        3,425
3,862
Interest on trading account securities                                        8            6           46
25
-------------------------------------------------------------------     -------      -------      -------      ----
---
    Total income from earning assets                                    196,833      171,106      573,447
486,987
-------------------------------------------------------------------     -------      -------      -------      ----
---
Interest Expense
-------------------------------------------------------------------------------------------------------------------
----
Interest on deposits                                                     84,059       63,855      235,024
174,081
Interest on federal funds purchased and securities
  sold under agreements to repurchase                                    13,866       10,035       44,089
31,847
Interest on other short-term borrowings                                     880          461        2,368
1,118
Interest on medium-term notes                                             3,723        7,228       15,619
17,829
Interest on Federal Home Loan Bank borrowings                             5,636        2,454       14,852
3,197
Interest on long-term debt                                                2,729        2,312        8,260
6,175
Interest on capitalized lease obligations                                   176          183          532
554
-------------------------------------------------------------------     -------      -------      -------      ----
---
    Total interest expense                                              111,069       86,528      320,744
234,801
-------------------------------------------------------------------     -------      -------      -------      ----
---
Net interest income                                                      85,764       84,578      252,703
252,186
Provision for loan losses                                                 8,704        3,900       17,352
16,321
-------------------------------------------------------------------     -------      -------      -------      ----
---
    Net income from earning assets                                       77,060       80,678      235,351
235,865
-------------------------------------------------------------------     -------      -------      -------      ----
---
Noninterest Income
-------------------------------------------------------------------------------------------------------------------
----
Trust income                                                              3,878        3,558       10,808
10,720
Deposit fees and charges                                                  8,762        8,826       25,964
26,072
Profits (losses) on securities available for sale and
  trading account securities                                              2,164       (4,363)       2,522
2,685
Other income                                                              5,893        7,529       19,014
30,877
-------------------------------------------------------------------     -------      -------      -------      ----
---
    Total noninterest income                                             20,697       15,550       58,308
70,354
-------------------------------------------------------------------     -------      -------      -------      ----
---
Noninterest Expense
-------------------------------------------------------------------------------------------------------------------
----
Personnel expense                                                        32,125       30,937       98,415
94,082
Occupancy and equipment expense                                          11,025       10,293       31,925
31,326
FDIC insurance expense                                                    1,713        3,708        9,685
11,209
Other real estate expense                                                   233           51        2,566
7,360
Other expense                                                            12,107       10,931       34,975
34,529
-------------------------------------------------------------------     -------      -------      -------      ----
---
    Total noninterest expense                                            57,203       55,920      177,566
178,506
-------------------------------------------------------------------     -------      -------      -------      ----
---
Earnings
-------------------------------------------------------------------------------------------------------------------
----
Income before income taxes                                               40,554       40,308      116,093
127,713
Income tax expense                                                       13,002       12,909       36,797
41,440
-------------------------------------------------------------------     -------      -------      -------      ----
---
    Net income                                                          $27,552      $27,399      $79,296
$86,273
-------------------------------------------------------------------     =======      =======      =======
=======
Earnings Per Share
-------------------------------------------------------------------------------------------------------------------
----
Net income                                                                $0.69        $0.70        $2.00
$2.21
Average shares outstanding                                           39,911,379   39,207,086    39,676,165
39,125,706
-------------------------------------------------------------------------------------------------------------------
----


STATEMENT OF CONSOLIDATED CASH FLOWS
------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) For the nine months ended September 30,
                                                                                           1995           1994
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $79,296        $86,273
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                 17,352         16,321
  Depreciation of premises and equipment                                                    11,845         11,414
  Net amortization of premium and accretion of discount on securities
    available for sale                                                                      (5,091)         1,530
  Gains on securities available for sale                                                    (2,959)        (3,197)
  Deferred income taxes                                                                      3,477         (4,713)
  Decrease in trading account securities                                                       351          1,164
  Originations of loans available for sale                                                 (55,955)          (351)
  Purchases of loans available for sale                                                    (26,566)        (8,418)
  Proceeds from sales of loans available for sale                                           76,549         44,243
  (Increase) decrease in accrued interest receivable                                        (6,695)         5,731
  Increase (decrease) in accrued interest payable                                           (1,807)         2,480
  Other, net                                                                               (49,010)       (40,445)
--------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided by operating activities                                             40,787        112,032
--------------------------------------------------------------------------------------- ----------     ----------
INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------
Purchases of securities available for sale                                                (765,462)    (1,549,091)
Proceeds from sales of securities available for sale                                       286,409      1,508,998
Proceeds from maturities and repayments of securities available for sale                   296,530        451,099
Net increase in loans                                                                     (388,196)      (836,323)
Purchases of premises and equipment                                                        (14,729)       (11,125)
Proceeds from the disposition of premises and equipment                                        214            255
Proceeds from the disposition of other real estate owned                                     8,645         14,252
Net cash received in acquisition                                                           413,022             --
--------------------------------------------------------------------------------------- ----------     ----------
      Net cash used by investing activities                                               (163,567)      (421,935)
--------------------------------------------------------------------------------------- ----------     ----------
FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in demand, interest checking and regular savings deposits           21,144        (85,451)
Net increase (decrease) in money market accounts                                            59,082        (18,831)
Net increase in consumer certificates                                                       40,539        808,155
Net increase (decrease) in certificates of deposit $100,000 and over                        34,211       (202,403)
Net increase (decrease) in short-term borrowings                                           180,675       (429,346)
Proceeds from medium-term notes and FHLB borrowings                                        106,700        337,800
Payments on medium-term notes and FHLB borrowings                                         (309,250)            --
Proceeds from long-term debt                                                                    --            100
Payments on long-term debt and capitalized lease obligations                                  (324)        (1,297)
Proceeds from issuance of common stock                                                      13,806          3,299
Cash dividends                                                                             (33,985)       (31,653)
--------------------------------------------------------------------------------------- ----------     ----------
      Net cash provided by financing activities                                            112,598        380,373
--------------------------------------------------------------------------------------- ----------     ----------
      Increase (decrease) in cash and cash equivalents                                     (10,182)        70,470
      Cash and cash equivalents at beginning of year                                       471,672        457,662
--------------------------------------------------------------------------------------- ----------     ----------
      Cash and cash equivalents at end of period                                          $461,490       $528,132
--------------------------------------------------------------------------------------- ==========     ==========
------------------------------------------------------------------------------------------------------------------


STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
----
Central Fidelity Banks, Inc. and Subsidiaries
                                                                                             Unrealized
                                                                                           Gains (Losses)
                                                                                           on Securities
Total
(In thousands)                                  Common     Common     Capital   Retained     Available
Shareholders'
For the nine months ended September 30, 1994    Shares      Stock     Surplus   Earnings      for Sale
Equity
-------------------------------------------------------------------------------------------------------------------
----
Balance at beginning of period                   39,023   $195,114   $177,921   $307,249         $45,853
$726,137
Net income                                           --         --         --     86,273              --
86,273
Common stock issued under Plans                     242      1,209      2,090         --              --
3,299
Cash dividends declared on common stock              --         --         --    (32,893)             --
(32,893)
Change in unrealized gains on securities
  available for sale, net of income taxes
  of $66,254                                         --         --         --         --        (123,043)
(123,043)
-----------------------------------------------  ------   --------   --------   --------        --------       ----
----
Balance at end of period                         39,265   $196,323   $180,011   $360,629        ($77,190)
$659,773
-----------------------------------------------  ======   ========   ========   ========        ========
========

For the nine months ended September 30, 1995
-------------------------------------------------------------------------------------------------------------------
----
Balance at beginning of period                   39,324   $196,621   $180,458   $348,219       ($102,226)
$623,072
Net income                                           --         --         --     79,296              --
79,296
Common stock issued under Plans                     639      3,192     10,614         --              --
13,806
Cash dividends declared on common stock              --         --         --    (34,971)             --
(34,971)
Change in unrealized losses on securities
  available for sale, net of income taxes
  of $55,316                                         --         --         --         --         102,730
102,730
-----------------------------------------------  ------   --------   --------   --------        --------       ----
----
Balance at end of period                         39,963   $199,813   $191,072   $392,544            $504
$783,933
-----------------------------------------------  ======   ========   ========   ========        ========
========
-------------------------------------------------------------------------------------------------------------------
----


CONSOLIDATED FINANCIAL HIGHLIGHTS
-------------------------------------------------------------------------------------------------------------------
---------
Central Fidelity Banks, Inc. and Subsidiaries
                                                          For the three months                  For the nine months
                                                           ended September 30,                  ended September 30,
-------------------------------------------------------------------------------------------------------------------
---------
(In thousands, except share and per share data)       1995          1994      Change       1995          1994
Change
-------------------------------------------------------------------------------------------------------------------
---------
Results Of Operations
-------------------------------------------------------------------------------------------------------------------
---------
Net interest income (tax-equivalent basis)            $87,682       $86,538      1.3 %    $258,526      $258,097
0.2 %
Provision for loan losses                               8,704         3,900    123.2        17,352        16,321
6.3
Noninterest income                                     20,697        15,550     33.1        58,308        70,354
(17.1)
Noninterest expense                                    57,203        55,920      2.3       177,566       178,506
(0.5)
Net income                                             27,552        27,399      0.6        79,296        86,273
(8.1)

Per Share Data
-------------------------------------------------------------------------------------------------------------------
---------
Net income                                              $0.69         $0.70     (1.4)%       $2.00         $2.21
(9.5)%
Book value                                              19.62         16.80     16.8         19.62         16.80
16.8

Key Performance Ratios
-------------------------------------------------------------------------------------------------------------------
---------
Return on average assets                                 1.06 %        1.14 %   (7.0)%        1.04 %        1.23 %
(15.4)%
Return on average shareholders' equity                  14.28         16.50    (13.5)        14.42         16.97
(15.0)
Net interest margin (tax-equivalent basis)               3.54          3.77     (6.1)         3.59          3.88
(7.5)
Efficiency                                              53.64         52.48      2.2         55.68         52.54
6.0
Allowance for loan losses as a percentage of loans       1.79          1.97     (9.1)         1.79          1.97
(9.1)
Equity to total assets                                   7.29          6.64      9.8          7.29          6.64
9.8
Risk-based capital                                      13.24         14.29     (7.3)        13.24         14.29
(7.3)

Average Daily Balance
-------------------------------------------------------------------------------------------------------------------
---------
Assets                                            $10,368,193    $9,600,949      8.0 % $10,132,757    $9,386,732
7.9 %
Loans                                               6,040,321     5,486,852     10.1     5,930,025     5,200,927
14.0
Earning assets                                      9,829,092     9,112,864      7.9     9,631,527     8,891,717
8.3
Deposits                                            7,785,793     7,002,380     11.2     7,465,678     6,705,392
11.3
Shareholders' equity                                  771,990       664,073     16.3       733,163       677,978
8.1
Shares outstanding                                 39,911,379    39,207,086      1.8    39,676,165    39,125,706
1.4

Balance At Quarter-End
-------------------------------------------------------------------------------------------------------------------
---------
Assets                                            $10,746,359    $9,935,012      8.2 % $10,746,359    $9,935,012
8.2 %
Loans                                               6,147,106     5,597,410      9.8     6,147,106     5,597,410
9.8
Earning assets                                     10,143,986     9,373,660      8.2    10,143,986     9,373,660
8.2
Deposits                                            7,834,791     7,157,486      9.5     7,834,791     7,157,486
9.5
Shareholders' equity                                  783,933       659,773     18.8       783,933       659,773
18.8
Shares outstanding                                 39,962,614    39,264,615      1.8    39,962,614    39,264,615
1.8
-------------------------------------------------------------------------------------------------------------------
---------

COMMON STOCK PERFORMANCE AND DIVIDENDS
-------------------------------------------------------------------------------------------------------------------
---------
                                                                  Common Stock Prices
                                                  -------------------------------------------------
Dividends
                                                            1995                        1994                 Per
Share
                                                  -----------------------------------------------------------------
-------
                                                      High          Low        High        Low           1995
1994
                                                  -----------------------------------------------------------------
-------
First Quarter                                        $27.25        $24.25     $30.25      $27.00         $.28
$.28
Second Quarter                                        30.50         25.25       34.00      28.25          .30
 .28
Third Quarter                                         33.50         29.25       34.50      30.25          .30
 .28
Fourth Quarter                                                                 31.00       23.75
 .28
-------------------------------------------------------------------------------------------------------------------
---------

                                                                9


AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS)
----------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the three months ended September 30,
                                                               1995                            1994
----------------------------------------------------------------------------------------------------------------
                                                  Average              Yield/     Average              Yield/
                                                  Balance    Interest   Rate      Balance    Interest   Rate
----------------------------------------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial real estate        $1,902,013   $41,404     8.64 % $1,870,850   $37,868     8.03 %
    Construction                                    307,672     7,321     9.44      298,354     6,686     8.89
    Residential real estate                       1,585,383    28,794     7.21    1,453,531    26,004     7.10
    Consumer second mortgage                        583,103    14,524     9.88      526,612    12,339     9.30
    Installment                                     997,413    21,638     8.61      797,415    15,313     7.62
    Bank card                                       655,842    21,447    12.97      538,557    17,569    12.94
----------------------------------------------- -----------  --------            ----------  --------
                                                  6,031,426   135,128     8.89    5,485,319   115,779     8.37
  Assets available for sale:
    Securities:
      U.S. Government and agencies                2,587,081    42,540     6.52    2,512,946    39,033     6.16
      States and political subdivisions             133,848     2,753     8.23      156,999     3,057     7.79
      Other                                       1,012,173    17,372     6.81      791,200    13,300     6.67
----------------------------------------------- -----------  --------            ----------  --------
                                                  3,733,102    62,665     6.66    3,461,145    55,390     6.35
    Loans                                             8,895       132     5.89        1,533        14     3.71
----------------------------------------------- -----------  --------            ----------  --------
                                                  3,741,997    62,797     6.66    3,462,678    55,404     6.35
  Money market investments                           55,078       815     5.87      164,462     1,875     4.52
  Trading account securities                            591        11     7.72          405         8     8.06
----------------------------------------------- -----------  --------            ----------  --------
        Total interest-earning assets             9,829,092  $198,751     8.02 %  9,112,864  $173,066     7.53 %
----------------------------------------------- -----------  ========            ----------  ========
Noninterest-earning assets:
  Cash and due from banks                           280,095                         276,151
  Premises and equipment, net                       150,252                         145,646
  Other assets                                      218,754                         176,288
  Allowance for loan losses                        (110,000)                       (110,000)
----------------------------------------------- -----------                      ----------
        Total assets                            $10,368,193                      $9,600,949
----------------------------------------------- ===========                      ==========


Liabilities and Shareholders' Equity                           1995                            1994

----------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                                $670,439    $3,895     2.31 %   $655,792    $3,856     2.33 %
  Regular savings                                   746,713     5,267     2.80      828,194     5,865     2.81
  Consumer certificates                           4,103,607    59,911     5.79    3,238,406    41,265     5.06
  Money market accounts                           1,066,468    11,255     4.19      998,813     8,558     3.40
  Certificates of deposit $100,000 and over         255,458     3,731     5.79      364,981     4,311     4.69
  Federal funds purchased and repos                 966,669    13,866     5.69      909,074    10,035     4.38
  Other short-term borrowings                        65,720       880     5.32       44,776       461     4.10
  Medium-term notes                                 252,250     3,723     5.86      562,006     7,228     5.10
  Federal Home Loan Bank borrowings                 343,200     5,636     6.51      168,046     2,454     5.80
  Long-term debt                                    150,401     2,729     7.20      150,727     2,312     6.08
  Capitalized lease obligations                       7,918       176     8.78        8,301       183     8.75
----------------------------------------------- -----------  --------            ----------  --------
    Total interest-bearing liabilities            8,628,843  $111,069     5.11 %  7,929,116   $86,528     4.33 %
----------------------------------------------- -----------  ========            ----------  ========
Noninterest-bearing liabilities:
  Demand deposits                                   943,108                         916,194
  Other                                              24,252                          91,566
----------------------------------------------- -----------                      ----------
    Total noninterest-bearing liabilities           967,360                       1,007,760
Shareholders' equity                                771,990                         664,073
----------------------------------------------- -----------                      ----------
    Total liabilities and shareholders' equity  $10,368,193                      $9,600,949
----------------------------------------------- ===========                      ==========
Net interest earnings                                         $87,682                         $86,538
-----------------------------------------------              ========                        ========
Net interest spread                                                       2.91 %                          3.20 %
-----------------------------------------------                         =======                         =======
Net interest margin                                                       3.54 %                          3.77 %
-----------------------------------------------                         =======                         =======
----------------------------------------------------------------------------------------------------------------


AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS)
----------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the nine months ended September 30,
                                                               1995                            1994
----------------------------------------------------------------------------------------------------------------
                                                  Average              Yield/     Average              Yield/
                                                  Balance    Interest   Rate      Balance    Interest   Rate
----------------------------------------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial real estate        $1,887,727  $122,887     8.70 % $1,815,419  $107,130     7.89 %
    Construction                                    313,604    22,872     9.75      291,859    17,196     7.88
    Residential real estate                       1,578,324    85,300     7.23    1,336,927    71,806     7.18
    Consumer second mortgage                        570,163    41,493     9.73      496,820    34,566     9.30
    Installment                                     946,123    58,429     8.26      736,390    41,894     7.61
    Bank card                                       629,259    62,127    13.20      515,776    50,763    13.16
----------------------------------------------- -----------  --------            ----------   -------
                                                  5,925,200   393,108     8.87    5,193,191   323,355     8.32
  Assets available for sale:
    Securities:
      U.S. Government and agencies                2,563,308   126,653     6.61    2,664,059   120,882     6.07
      States and political subdivisions             134,989     8,343     8.24      163,205     9,518     7.78
      Other                                         925,212    47,434     6.85      736,349    34,846     6.33
----------------------------------------------- -----------  --------            ----------   -------
                                                  3,623,509   182,430     6.73    3,563,613   165,246     6.20
    Loans                                             4,825       242     6.70        7,736       399     6.90
----------------------------------------------- -----------  --------            ----------   -------
                                                  3,628,334   182,672     6.73    3,571,349   165,645     6.20
  Money market investments                           76,962     3,425     5.95      126,545     3,862     4.08
  Trading account securities                          1,031        65     8.46          632        36     7.63
----------------------------------------------- -----------  --------            ----------   -------
        Total interest-earning assets             9,631,527  $579,270     8.04 %  8,891,717  $492,898     7.41 %
----------------------------------------------- -----------  ========            ----------  ========
Noninterest-earning assets:
  Cash and due from banks                           270,657                         272,614
  Premises and equipment, net                       148,046                         145,535
  Other assets                                      192,527                         186,866
  Allowance for loan losses                        (110,000)                       (110,000)
----------------------------------------------- -----------                      ----------
        Total assets                            $10,132,757                      $9,386,732
----------------------------------------------- ===========                      ==========


Liabilities and Shareholders' Equity                           1995                            1994
----------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                                $654,684   $11,432     2.33 %   $668,740   $11,943     2.39 %
  Regular savings                                   745,357    15,623     2.80      864,447    18,185     2.81
  Consumer certificates                           3,885,891   165,509     5.69    2,912,959   108,551     4.98
  Money market accounts                           1,025,479    32,173     4.19    1,014,443    23,956     3.16
  Certificates of deposit $100,000 and over         241,598    10,287     5.69      345,025    11,446     4.44
  Federal funds purchased and repos               1,012,053    44,089     5.82    1,141,436    31,847     3.73
  Other short-term borrowings                        58,614     2,368     5.40       41,800     1,118     3.58
  Medium-term notes                                 347,566    15,619     6.01      529,632    17,829     4.50
  Federal Home Loan Bank borrowings                 299,790    14,852     6.62       73,749     3,197     5.80
  Long-term debt                                    150,414     8,260     7.34      151,189     6,175     5.46
  Capitalized lease obligations                       8,013       532     8.87        8,386       554     8.84
----------------------------------------------- -----------  --------            ----------  --------
    Total interest-bearing liabilities            8,429,459  $320,744     5.09 %  7,751,806  $234,801     4.05 %
----------------------------------------------- -----------  ========            ----------  ========
Noninterest-bearing liabilities:
  Demand deposits                                   912,669                         899,778
  Other                                              57,466                          57,170
----------------------------------------------- -----------                      ----------
    Total noninterest-bearing liabilities           970,135                         956,948
Shareholders' equity                                733,163                         677,978
----------------------------------------------- -----------                      ----------
    Total liabilities and shareholders' equity  $10,132,757                      $9,386,732
----------------------------------------------- ===========                      ==========
Net interest earnings                                        $258,526                        $258,097
-----------------------------------------------              ========                        ========
Net interest spread                                                       2.95 %                          3.36 %
-----------------------------------------------                         =======                         =======
Net interest margin                                                       3.59 %                          3.88 %
-----------------------------------------------                         =======                         =======
----------------------------------------------------------------------------------------------------------------


SELECTED LOAN LOSS DATA
-------------------------------------------------------------------------------------------------------------------
--
Central Fidelity Banks, Inc. and Subsidiaries
                                                                   For the three months        For the nine months
                                                                    ended September 30,        ended September 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                     1995          1994          1995          1994
-------------------------------------------------------------------------------------------------------------------
-
Balance at beginning of period                                    $110,000      $110,000      $110,000
$105,000
Provision charged to expense                                         8,704         3,900        17,352
16,321
-------------------------------------------------------------- -----------   -----------   -----------   ----------
-
                                                                   118,704       113,900       127,352
121,321
Loans charged off:
  Commercial and commercial real estate                              1,010         1,422         3,532
6,601
  Construction                                                         214           276           286
1,336
  Residential real estate                                               73            58           167
100
  Installment                                                        3,616         1,324         9,421
3,705
  Bank card                                                          6,569         3,843        18,351
10,846
-------------------------------------------------------------- -----------   -----------   -----------   ----------
-
    Total charge-offs                                               11,482         6,923        31,757
22,588
-------------------------------------------------------------- -----------   -----------   -----------   ----------
-
Recoveries of loans previously charged off:
  Commercial and commercial real estate                                843         1,359         5,911
3,050
  Construction                                                         110           151         2,988
3,456
  Residential real estate                                                4             1            13
19
  Installment                                                        1,143           902         3,283
2,602
  Bank card                                                            678           610         2,210
2,140
-------------------------------------------------------------- -----------   -----------   -----------   ----------
-
    Total recoveries                                                 2,778         3,023        14,405
11,267
-------------------------------------------------------------- -----------   -----------   -----------   ----------
-
    Net charge-offs                                                  8,704         3,900        17,352
11,321
-------------------------------------------------------------- -----------   -----------   -----------   ----------
-
Balance at end of period                                          $110,000      $110,000      $110,000
$110,000
-------------------------------------------------------------- ===========   ===========   ===========
===========
Average loans                                                   $6,040,321    $5,486,852    $5,930,025
$5,200,927
Loans at period-end                                             $6,147,106    $5,597,410    $6,147,106
$5,597,410
Ratio of provision for loan losses to average loans                   0.58%         0.28%         0.39%
0.42%
Ratio of net charge-offs to average loans                             0.58%         0.28%         0.39%
0.29%
Ratio of allowance for loan losses to loans at period-end             1.79%         1.97%         1.79%
1.97%
-------------------------------------------------------------------------------------------------------------------
--


NONPERFORMING ASSETS AND PAST-DUE LOANS
---------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands)
                                                     September 30,         December 31,
                                                 1995           1994           1994
---------------------------------------------------------------------------------------
Nonperforming Assets
---------------------------------------------------------------------------------------
Nonaccrual loans:
  Land acquisition, land development
    or construction:
      Commercial                                  $6,104        $12,176         $7,766
      Residential                                 16,910         19,202         14,162
  Residential real estate                          5,093          4,963          4,987
  Commercial real estate                          11,044         24,209         26,962
  Commercial and industrial                       10,414         10,434         13,657
-----------------------------------------        -------       --------        -------
    Total nonaccrual loans                        49,565         70,984         67,534
-----------------------------------------        -------       --------        -------
Restructured loans                                    --             --             --
-----------------------------------------        -------       --------        -------
    Total nonperforming loans                     49,565         70,984         67,534
-----------------------------------------        -------       --------        -------
Foreclosed properties:
  Land and developed lots:
    Commercial                                     2,830          4,841          5,032
    Residential                                   12,147         15,271         13,699
  Residential real estate                          2,237          4,675          3,307
  Commercial real estate                             723            800            722
-----------------------------------------        -------       --------        -------
    Total foreclosed properties                   17,937         25,587         22,760
-----------------------------------------        -------       --------        -------
    Total nonperforming assets                   $67,502        $96,571        $90,294
-----------------------------------------        =======       ========        =======
Ratio of nonperforming assets to
  loans and foreclosed properties                   1.09%          1.72%          1.56%
---------------------------------------------------------------------------------------
Past-due Loans (90 days or more and still accruing)
---------------------------------------------------------------------------------------
  Commercial and construction                       $849         $1,460         $1,195
  Residential real estate                          5,057          1,290          2,255
  Installment                                      3,401          1,022          2,028
  Bank card                                        6,319          4,200          5,562
-----------------------------------------        -------       --------        -------
    Total past-due loans                         $15,626         $7,972        $11,040
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

Results of Operations
---------------------

     Net income for the nine months ended September 30, 1995 was $79.3 million, 8.1% lower than the $86.3 million earned in the nine months of 1994. On a per share basis, net income declined 9.5% to $2.00 from $2.21. The declines in net income and net income per share were due primarily to higher funding costs in 1995 when compared to the corresponding 1994 period.

     On a tax-equivalent basis, net interest income for the nine months ended September 30, 1995 was $258.5 million, a slight increase from the net interest income earned in the corresponding 1994 period. The net interest margin was 3.59% for the nine months ended September 30, 1995, down twenty-nine basis points from 3.88% during the same period in 1994. The declines in net interest income and net interest margin during the nine-month period in 1995 were impacted by the high funding costs. While average earning assets grew $739.8 million, or 8.3%, average interest-bearing liabilities increased $677.7 million, or 8.7%, over the same period in 1994. Income earned on earning assets grew $86.4 million, or 17.5%, and interest expense on interest-bearing liabilities increased $85.9 million, or 36.6%, over the comparable period in 1994. The increase in the yield on average earning assets of 63 basis points was mitigated by an increase of 104 basis points in the cost of interest-bearing liabilities.

     For the nine-month period ended September 30, 1995, interest income on the Company's interest rate swap activities declined $1.7 million and interest expense on such activities increased by $1.5 million compared to a $2.2 million increase in interest income and a decrease of $3.7 million in interest expense for the corresponding 1994 period. The Company's interest rate swap activities reduced net interest income for the nine months ended September 30, 1995 by $3.2 million and increased net interest income for the first nine months of 1994 by $5.9 million.

     The provision for loan losses was $17.4 million for the nine months ended September 30, 1995 compared with $16.3 million recorded for the corresponding period in 1994.

     Noninterest income totalled $58.3 million for the nine months ended September 30, 1995 compared with $70.4 million for the same period in 1994, representing a decline of 17.1%. The decline in noninterest income was primarily due to the nonrecurring $11.4 million gain on the sale of the out-of-state affinity credit card portfolio in 1994. Excluding this item, noninterest income had a modest decline of 1.1% in 1995.

     Noninterest expense for the nine months ended September 30, 1995 was $177.6 million. It was basically flat when compared to $178.5 million for the same period in 1994. Personnel, occupancy and equipment, and other expenses grew by modest amounts. Other real estate expense declined by 65.1%, resulting primarily from approximately 30% reductions experienced in foreclosed properties. The decline of 13.6% in FDIC insurance expense is the result of the lowered deposit insurance assessment.

Balance Sheet
-------------

     Total assets as of September 30, 1995 were $10.7 billion, up 6.9% from year-end 1994's level. Total loans at September 30, 1995 were $6.1 billion, or 6.5% higher than at December 31, 1994, resulting from growth in consumer and residential real estate loans. Total deposits were $7.8 billion at September 30, 1995, representing an increase of 8.4% from December 31, 1994. The major component of the increase consisted of approximately $450,000,000 of deposits acquired from Household Bank, f.s.b., a subsidiary of Household International, Inc. headquartered in Chicago, Illinois. On June 9, 1995, this acquisition resulted in the addition of twelve branches located in Northern Virginia. Shareholders' equity at September 30, 1995 was $783.9 million, or 7.3% of total assets. At December 31, 1994, shareholders' equity was $623.1 million, or 6.2% of total assets. Book value per share grew 23.9% from $15.84 at December 31, 1994 to $19.62 at September 30, 1995. Excluding the impact of unrealized gains and losses on securities available for sale adjustment, shareholders' equity was $783.4 million, or 7.3% of total assets at September 30, 1995, and $725.3 million, or 7.2% of total assets at December 31, 1994. Book value per share was $19.60 at September 30, 1995, a 6.3% growth from $18.44 at December 31, 1994.

     During the first nine months of 1995, the return on average total assets was 1.04% compared to 1.23% for the comparable 1994 period and the return on average shareholders' equity was 14.42% versus 16.97% in 1994.

Asset Quality
-------------

     Nonperforming assets as of September 30, 1995 were $67.5 million, or .63% of total assets, compared to $90.3 million or .90% at December 31, 1994 and $96.6 million or .97% of total assets at September 30, 1994. At September 30, 1995, nonperforming assets were 1.09% of loans and foreclosed properties, compared to 1.56% at December 31, 1994 and 1.72% at September 30, 1994. The lower level of nonperforming assets was primarily a result of continued improvement in real estate markets.

     The allowance for loan losses at September 30, 1995, December 31, 1994 and September 30, 1994 was $110.0 million. At September 30, 1995, the allowance for loan losses was 1.79% of loans, compared to 1.91% at December 31, 1994 and 1.97% at September 30, 1994. At September 30, 1995, the allowance for loan losses to nonperforming assets was 163.0%, compared to 121.8% at December 31, 1994 and 113.9% at September 30, 1994. Net loan charge-offs for the three months ended September 30, 1995 were $8.7 million, representing .58% of average loans on an annualized basis compared to $8.0 million or .57% for the three months ended December 31, 1994 and $3.9 million or .28% for the three months ended September 30, 1994. The Company has identified approximately $10 million in secured real estate related loans as having the potential of becoming nonperforming loans. These loans are currently performing in accordance with their contractual terms, but there is concern about the borrowers' ability to continue to comply with the present loan terms, including repayment. The Company is experiencing increased delinquency and charge-off rates in the consumer loan area of its loan portfolio. This is a reflection of trends that the banking industry, in general, is experiencing. As a result, underwriting criteria have been strengthened and loan collection efforts have been enhanced.

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

     While it is the Company's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to its adequacy.
                                  18

Capital Resources
-----------------

     The Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines at September 30, 1995. At September 30, 1995, the Company's total risk-based capital was $959.2 million, as compared to $928.4 million at year-end 1994 and $937.7 million at September 30, 1994. The ratio of total risk-based capital to risk-weighted assets was 13.24% at September 30, 1995 compared to 13.85% and 14.29% at December 31, 1994 and September 30, 1994,
respectively. At September 30, 1995, the Company's leverage ratio was 6.97%, compared to 7.04% at December 31, 1994 and 7.37% at September 30, 1994. At September 30, 1995, the Bank's total risk-based capital and leverage ratios were 12.78% and 6.62%, respectively.

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

Recent Developments
-------------------

     In September 1995, the FDIC reduced the insurance rates that it assessed its member institutions whose deposits were insured by the Bank Insurance Fund ("BIF") from $.28 per $100 of deposits to $.04 per $100. Under consideration, at present, in the Congress are proposals to recapitalize the Savings Association Insurance Fund ("SAIF"). There is a proposal, among others, to levy a one-time assessment on those deposits that Commercial Banks have which were assumed from former Savings and Loan Institutions that were members of the SAIF. The Bank had, at September 30, 1995, approximately $1.2 billion of its deposits insured by the SAIF.


-------------------------------------------------------------------------------------------------------------------
-----
Summary of Interest Rate Swaps

  The weighted average variable rates are based upon the contractual rates in effect at September 30, 1995:

(In thousands) September 30, 1995
                                                                                         9 months ended
                                                                                            9/30/95
                                         Notional     Weighted Average Rate   Maturity      Interest
Unrecognized
                                          Amount      Receive           Pay   In Years  Income/(Expense) Gains
(Losses)
-------------------------------------------------------------------------------------------------------------------
-----
Company Hedging Swaps
-------------------------------------------------------------------------------------------------------------------
-----
Pay fixed/receive variable:
  Variable rate deposits                   $50,000      5.84%(1)    6.42%          1.70            $186
($418)
  Variable rate medium-term borrowings          --        --          --             --             (45)
--
  Securities available for sale             22,804      6.41 (3)    9.00           3.99             (35)
(934)
  Fixed rate commercial loans               25,838      5.85 (2)    6.83           3.93            (146)
(583)
----------------------------------------  --------                                               ------         ---
----
    Total pay fixed/receive variable        98,642      5.98        7.12           2.82             (40)
(1,935)
----------------------------------------  --------                                               ------         ---
----
Pay variable/receive fixed:
  Fixed rate subordinated debt             150,000      7.10        5.88 (2)       7.13           1,018
6,215
  Fixed rate medium-term borrowings        200,000      5.14        5.91 (2)       1.55          (2,720)
(1,636)
  Variable rate commercial loans           100,000      4.77        5.94 (2)       1.31          (1,481)
(1,730)
----------------------------------------  --------                                               ------         ---
----
    Total pay variable/receive fixed       450,000      5.71        5.90           3.36          (3,183)
2,849
----------------------------------------  --------                                               ------         ---
----
    Total company hedging swaps           $548,642      5.76%       6.12%          3.26         ($3,223)
$914
----------------------------------------  ========                                               ======
=======
-------------------------------------------------------------------------------------------------------------------
-----
Customer Hedging Swaps
-------------------------------------------------------------------------------------------------------------------
-----
Pay fixed/receive variable                  $4,000      5.85%(2)    9.57%          2.59              --
($450)
Pay variable/receive fixed                   4,000      9.62        5.85 (2)       2.59              --
455
----------------------------------------  --------                                               ------         ---
----
    Total customer hedging swaps            $8,000      7.74%       7.71%          2.59              $6
$5
----------------------------------------  ========                                               ======
=======
-------------------------------------------------------------------------------------------------------------------
-----
(1) Variable rate is tied to U.S. Treasury bill rate.
(2) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 3-month maturity.
(3) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 1-month maturity plus 60 basis point


-------------------------------------------------------------------------------------------------------------------
-------
Summary of Interest Rate Swaps

  The weighted average variable rates are based upon the contractual rates in effect at September 30, 1994:

(In thousands) September 30, 1994
                                                                                           9 months ended
                                                                                              9/30/94
                                          Notional      Weighted Average Rate   Maturity      Interest
Unrecognized
                                           Amount       Receive           Pay   In Years  Income/(Expense) Gains
(Losses)
-------------------------------------------------------------------------------------------------------------------
-------
Company Hedging Swaps
-------------------------------------------------------------------------------------------------------------------
-------
Pay fixed/receive variable:
  Variable rate deposits                     $75,000      4.91%(1)    5.37%          0.58         ($1,051)
($247)
  Variable rate medium-term borrowings        50,000      5.06 (2)    6.42           2.71            (164)
721
  Fixed rate commercial loans                 26,776      4.88 (2)    6.82           4.93             (96)
260
----------------------------------------  ----------                                               ------         -
------
    Total pay fixed/receive variable         151,776      4.95        5.97           2.05          (1,311)
734
----------------------------------------  ----------                                               ------         -
------
Pay variable/receive fixed:
  Fixed rate subordinated debt               150,000      7.10        4.88 (2)       8.13           3,175
(5,686)
  Fixed rate medium-term borrowings          400,000      4.87        4.89 (2)       1.92           1,702
(10,004)
  Variable rate commercial loans             300,000      5.18        5.21 (2)       1.08           2,296
(5,557)
----------------------------------------  ----------                                               ------         -
------
    Total pay variable/receive fixed         850,000      5.37        5.00           2.72           7,173
(21,247)
----------------------------------------  ----------                                               ------         -
------
    Total company hedging swaps           $1,001,776      5.31%       5.15%          2.62          $5,862
($20,513)
----------------------------------------  ==========                                               ======
=======
-------------------------------------------------------------------------------------------------------------------
-------
Customer Hedging Swaps
-------------------------------------------------------------------------------------------------------------------
-------
Pay fixed/receive variable                    $9,000      4.72%(2)    6.87%          2.52              --
$610
Pay variable/receive fixed                     9,000      6.92        4.72 (2)       2.52              --
(602)
----------------------------------------  ----------                                               ------         -
------
    Total customer hedging swaps             $18,000      5.82%       5.80%          2.52              $3
$8
----------------------------------------  ==========                                               ======
=======
-------------------------------------------------------------------------------------------------------------------
-------
(1) Variable rate is tied to U.S. Treasury bill rate.
(2) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 3-month maturity.

-------------------------------------------------------------------------------------------------------------------
----
Interest Rate Swaps - Notional Amount Rollforward

                                                   Pay fixed/               Pay variable/                    Total
(In thousands)                                      receive                   receive                         All
                                                    variable                   fixed                         Swaps
-------------------------------------------------------------------------------------------------------------------
----
Notional Amount
-------------------------------------------------------------------------------------------------------------------
----
Company Swaps:
  Beginning balance, January 1, 1995                $126,548                   $850,000
$976,548
  New swaps                                           25,000                         --
25,000
  Terminated swaps                                        --                         --
--
  Matured swaps                                      (50,000)                  (300,000)
(350,000)
  Amortization of swaps                               (2,906)                  (100,000)
(102,906)
------------------------------------------          --------                   --------                      ------
----
    Ending balance, September 30, 1995               $98,642                   $450,000
$548,642
------------------------------------------          ========                   ========
==========
Customer Swaps:
  Beginning balance, January 1, 1995                  $9,000                     $9,000
$18,000
  New swaps                                               --                         --
--
  Terminated swaps                                    (5,000)                    (5,000)
(10,000)
  Matured swaps                                           --                         --
--
  Amortization of swaps                                   --                         --
--
------------------------------------------          --------                   --------                      ------
----
    Ending balance, September 30, 1995                $4,000                     $4,000
$8,000
------------------------------------------          ========                   ========
==========
-------------------------------------------------------------------------------------------------------------------
----


-------------------------------------------------------------------------------------------------------------------
---
Expected Maturities of Interest Rate Swaps

                                      Due     After One  After Two   After Three After Four
                                    Within     Through    Through      Through     Through     After
(In thousands) September 30, 1995  One Year   Two Years Three Years  Four Years  Five Years Five Years    Total
-------------------------------------------------------------------------------------------------------------------
Company Hedging Swaps
-------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                     $9,404    $61,645      $7,814      $18,413       $156     $1,210    $98,642
  Weighted average pay rate             8.22%      6.74%       8.46%        7.33%      7.30%      7.30%      7.12%
  Weighted average receive rate:
    Contractual rate *                  6.21%      5.91%       6.27%        5.97%      5.88%      5.88%      5.98%
    Forward yield curve **              6.12%      5.99%       6.41%        6.52%      6.63%      6.39%      6.14%

Receive fixed/pay variable:
  Notional amount                   $200,000   $100,000          --           --         --   $150,000   $450,000
  Weighted average pay rate:
    Contractual rate *                  5.91%      5.94%         --           --         --       5.88%      5.90%
    Forward yield curve **              5.85%      5.92%         --           --         --       6.68%      6.14%

  Weighted average receive rate         5.14%      4.77%         --           --         --       7.10%      5.71%
-------------------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
-------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                         --         --      $4,000           --         --         --     $4,000
  Weighted average pay rate               --         --        9.57%          --         --         --       9.57%
  Weighted average receive rate:
    Contractual rate *                    --         --        5.85%          --         --         --       5.85%
    Forward yield curve **                --         --        6.11%          --         --         --       6.11%

Receive fixed/pay variable:
  Notional amount                         --         --      $4,000           --         --         --     $4,000
  Weighted average pay rate:
    Contractual rate *                    --         --        5.85%          --         --         --       5.85%
    Forward yield curve **                --         --        6.11%          --         --         --       6.11%

  Weighted average receive rate           --         --        9.62%          --         --         --       9.62%
-------------------------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at September 30, 1995.
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.

                                 PART II
                                 -------

                            OTHER INFORMATION
                            -----------------

                      CENTRAL FIDELITY BANKS, INC.

     ITEM 6. Exhibits and Reports on Form 8-K.

     A. Exhibits:

        Exhibit 11 - Statement re computation of per share earnings 27 - Financial data schedule

     B. Reports on Form 8-K:

        Reports on Form 8-K were filed on July 18 and September 21, 1995, respectively, announcing (i) the results of its operations for the three month and six month periods ended June 30, 1995 and (ii) that the Board of Directors of the Registrant, at a regularly scheduled meeting on September 13, 1995, adopted a resolution restating, in its entirety,
Section 1.2 of the Registrant's Restated By-Laws.

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

CENTRAL FIDELITY BANKS, INC.
----------------------------
        (Registrant)



/s/ Charles W. Tysinger
Charles W. Tysinger
Corporate Executive Officer and Treasurer
(Principal Financial Officer)



/s/ James F. Campbell
James F. Campbell
Senior Vice President & Controller
(Principal Accounting Officer)

Date: November 13, 1995

                                   EXHIBIT INDEX
                                   -------------

Exhibit No.                         Description
-----------                         -----------

    11          Statement re Computation of Per Share Earnings
    27          Financial Data Schedule


                                             EXHIBIT 11
                          CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES
                         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

(In Thousands)
                                                    For the Three Months   For the Nine Months
                                                     ended September 30,   ended September 30,
                                                    --------------------   -------------------
                                                       1995      1994        1995      1994
                                                       ----      ----        ----      ----
Earnings:
  Net income                                          $27,552   $27,399     $79,296   $86,273
                                                     ========  ========    ========  ========
Shares:
  Weighted average number of common shares used
    in computing primary earnings per share            39,911    39,207      39,676    39,126

  Dilutive stock options - based on treasury stock
    method                                                689       785         599       800
                                                     --------  --------    --------  --------
  Weighted average number of common shares used
    in computing fully diluted earnings per share      40,600    39,992      40,275    39,926
                                                     ========  ========    ========  ========

Earnings per share:
  Primary earnings per share                            $0.69     $0.70       $2.00     $2.21

  Fully diluted earnings per share                      $0.68     $0.69       $1.97     $2.16
