Form 10-K
period 1995-12-31
CENTRAL FIDELITY BANKS INC
filed 1996-03-26
CIK 276235

TRANSMITTAL LETTER

Central Fidelity Banks, Inc.
1021 East Cary Street
Richmond, Virginia 23219
(804) 782-4000

March 25, 1996

BY EDGAR SYSTEM
---------------

Securities and Exchange Commission
450 Fifth Street
Washington, D.C. 20549-1004

Attn:  Filing Desk


Re:  Central Fidelity Banks, Inc. Form 10-K Filing
     ---------------------------------------------

Ladies and Gentlemen:

     On behalf of Central Fidelity Banks, Inc., I enclose for filing the Company's Annual Report on Form 10-K with exhibits for the year ended December 31, 1995.

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

For the fiscal year ended December 31, 1995

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

Common Stock at $5 par value, with Preferred Purchase Rights attached (Title of class)

     Common shares outstanding as of March 1, 1996 - 40,207,198

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                                     No

     The registrant's Proxy Statement for use at the Annual Meeting of Shareholders on May 8, 1996, is incorporated by reference in Part III of this Form 10-K. Said Proxy Statement also contains information with respect to compliance with item 405 of Regulation S-K.

     The aggregate market value of the registrant's voting stock held by nonaffiliates as of March 1, 1996 was $1,347,392,000.

     No action has been taken on the part of the Securities and Exchange Commission to approve or disapprove of this Form 10-K and Annual Report to Shareholders or to pass upon its accuracy or adequacy.


CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands, except share date) December 31,

                                                1995           1994
-----------------------------------------------------------------------
Assets
-----------------------------------------------------------------------
Cash and due from banks (note 4)               $338,580       $274,813
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                  157,734        196,859
  Interest-bearing deposits in other banks       50,000             --
  Trading account securities                        422          1,417
------------------------------------------  ---------------------------
      Total temporary investments               208,156        198,276
------------------------------------------  ---------------------------
Assets available for sale:
  Securities (note 5):
    U.S. Government and agencies              2,342,541      2,516,781
    States and political subdivisions           124,380        142,530
    Other                                     1,187,966        827,070
------------------------------------------  ---------------------------
      Total securities available for sale     3,654,887      3,486,381
------------------------------------------  ---------------------------
  Loans                                          15,653          2,186
------------------------------------------  ---------------------------
      Total assets available for sale         3,670,540      3,488,567
------------------------------------------  ---------------------------
Loans (note 6):
  Commercial and commercial real estate       1,984,393      1,879,499
  Construction                                  290,184        305,457
  Residential real estate                     1,609,998      1,556,243
  Consumer second mortgage                      613,097        552,301
  Installment                                 1,046,536        871,115
  Bank card                                     756,952        605,292
------------------------------------------  ---------------------------
      Total loans                             6,301,160      5,769,907
  Allowance for loan losses (note 7)           (110,000)      (110,000)
------------------------------------------  ---------------------------
      Net loans                               6,191,160      5,659,907
------------------------------------------  ---------------------------
Accrued interest receivable                      67,436         59,933
Premises and equipment, net (note 8)            152,879        147,177
Due from customers on acceptances                18,741         13,663
Other assets (notes 6, 9 and 12)                163,482        211,836
------------------------------------------  ---------------------------
      Total assets                          $10,810,974    $10,054,172
------------------------------------------  ============    ==========

Liabilities                                     1995           1994
-----------------------------------------------------------------------
Deposits:
  Demand                                     $1,037,906       $953,655
  Interest checking                             687,505        649,310
  Regular savings                               727,951        770,663
  Consumer certificates                       4,134,031      3,630,232
  Money market accounts                       1,050,158        976,188
  Certificates of deposit $100,000 and over     348,347        247,196
------------------------------------------  ---------------------------
    Total deposits                            7,985,898      7,227,244
------------------------------------------  ---------------------------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase (note 10)  1,041,951      1,040,870
  Other short-term borrowings (note 10)          88,045         61,998
  Medium-term notes (note 11)                   252,250        561,500
  Federal Home Loan Bank borrowings (note 11)   350,700        236,500
  Long-term debt (note 11)                      150,386        150,440
  Capitalized lease obligations (note 8)          7,746          8,167
------------------------------------------  ---------------------------
    Total borrowings                          1,891,078      2,059,475
------------------------------------------  ---------------------------
Dividends payable                                12,052         11,001
Accrued interest payable                         37,911         36,211
Bank acceptances outstanding                     18,741         13,663
Accounts payable and accrued liabilities
  (note 14)                                      38,747         83,506
------------------------------------------  ---------------------------
    Total liabilities                         9,984,427      9,431,100
------------------------------------------  ---------------------------
Shareholders' Equity
-----------------------------------------------------------------------
Preferred stock, none issued (note 13)               --             --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued 1995 - 40,192,879;
  1994 - 39,324,228 (notes 13 and 15)           200,964        196,621
Capital surplus                                 195,151        180,458
Retained earnings (note 2)                      406,567        348,219
Unrealized gains (losses) on securities
  available for sale, net of income taxes        23,865       (102,226)
------------------------------------------  ---------------------------
    Total shareholders' equity                  826,547        623,072
------------------------------------------  ---------------------------
Commitments and contingent liabilities (notes 8, 14 and 17)
    Total liabilities and shareholders'
      equity                                $10,810,974    $10,054,172
------------------------------------------  ============    ==========
-----------------------------------------------------------------------
The notes are an integral part of the financial statements.


STATEMENT OF CONSOLIDATED INCOME
-------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands, except share and per share data) Year Ended December 31,

                                                     1995        1994        1993
-------------------------------------------------------------------------------------
Income From Earning Assets
-------------------------------------------------------------------------------------
Interest and fees on loans                          $527,965    $441,728    $359,504
Interest on securities available for sale:
  U.S. Government and agencies                       166,436     160,822      45,869
  States and political subdivisions                    7,430       8,205       2,059
  Other                                               66,040      49,173      11,886
Interest on loans available for sale                     403         432         690
Interest on investment securities:
  U.S. Government and agencies                            --          --     102,028
  States and political subdivisions                       --          --       6,943
  Other                                                   --          --      79,221
Interest on money market investments                   4,652       5,433       5,752
Interest on trading account securities                    63          41          34
-------------------------------------------------------------------------------------
    Total income from earning assets                 772,989     665,834     613,986
-------------------------------------------------------------------------------------
Interest Expense
-------------------------------------------------------------------------------------
Interest on deposits (note 16)                       319,725     243,632     239,178
Interest on federal funds purchased and securities
  sold under agreements to repurchase                 57,678      44,171      31,752
Interest on other short-term borrowings                3,359       1,663         663
Interest on medium-term notes                         19,311      25,403       9,949
Interest on Federal Home Loan Bank borrowings         20,539       6,406          --
Interest on long-term debt                            10,978       8,681       7,405
Interest on capitalized lease obligations                705         735         784
-------------------------------------------------------------------------------------
    Total interest expense                           432,295     330,691     289,731
-------------------------------------------------------------------------------------
Net interest income                                  340,694     335,143     324,255
Provision for loan losses (note 7)                    26,713      24,359      79,509
-------------------------------------------------------------------------------------
    Net income from earning assets                   313,981     310,784     244,746
-------------------------------------------------------------------------------------
Noninterest Income
-------------------------------------------------------------------------------------
Trust income                                          14,943      13,926      13,621
Deposit fees and charges                              35,150      34,557      33,898
Profits (losses) on securities available for sale
  and trading account securities (note 5)              3,253     (25,984)      3,695
Investment securities gains, net (note 5)                 --          --      50,680
Other income (note 16)                                25,424      35,860      23,909
-------------------------------------------------------------------------------------
    Total noninterest income                          78,770      58,359     125,803
-------------------------------------------------------------------------------------
Noninterest Expense
------------------------------------------------------------- -----------------------
Personnel expense (note 14)                          133,186     127,683     115,917
Occupancy and equipment expense                       42,979      41,653      38,752
FDIC insurance expense                                11,164      14,910      14,612
Other real estate expense                              1,500      11,786      15,108
Other expense (note 16)                               49,500      49,191      38,909
-------------------------------------------------------------------------------------
    Total noninterest expense                        238,329     245,223     223,298
-------------------------------------------------------------------------------------
Earnings
------------------------------------------------------------- -----------------------
Income before income taxes                           154,422     123,920     147,251
Income tax expense (note 12)                          49,052      39,056      44,334
-------------------------------------------------------------------------------------
Net Income                                          $105,370     $84,864    $102,917
--------------------------------------------------  ========    ========    ========
Earnings Per Share
-------------------------------------------------------------------------------------
Net income                                             $2.65       $2.17       $2.66
Average shares outstanding                        39,784,750  39,163,599  38,737,447
-------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.


STATEMENT OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) Year Ended December 31,

                                                        1995       1994       1993
--------------------------------------------------------------------------------------
Operating Activities
--------------------------------------------------------------------------------------
Net income                                             $105,370    $84,864   $102,917
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses                            26,713     24,359     79,509
    Depreciation of premises and equipment               15,792     15,248     13,879
    Net amortization of premium and accretion of discount on investment
      securities and securities available for sale       (5,860)     1,132     19,727
    Gains on investment securities                           --         --    (50,680)
    (Gains) losses on securities available for sale      (3,822)    25,292     (4,182)
    Deferred income taxes                                 2,024      1,272     (5,168)
    (Increase) decrease in trading account securities       995         88       (761)
    Originations of loans available for sale            (71,511)   (24,220)  (127,263)
    Purchases of loans available for sale               (54,528)   (24,510)   (81,075)
    Proceeds from sales of loans available for sale     112,646     84,164    170,490
    (Increase) decrease in accrued interest receivable   (7,503)     5,821      2,355
    Increase in accrued interest payable                    892     11,063      8,288
    Other, net                                          (38,234)   (77,235)   136,411
--------------------------------------------------------------------------------------
      Net cash provided by operating activities          82,974    127,338    264,447
--------------------------------------------------------------------------------------
Investing Activities
--------------------------------------------------------------------------------------
Purchases of securities available for sale           (1,033,292)(2,436,679)(1,745,356)
Proceeds from sales of securities available for sale    582,085  2,266,537    532,910
Proceeds from maturities and repayments of securities available
  for sale                                              486,370    529,629    503,839
Purchases of investment securities                           --         --   (617,998)
Proceeds from sales of investment securities                 --         --    626,426
Proceeds from maturities and repayments of investment
  securities                                                 --         --    608,655
Net increase in loans                                  (561,865)(1,020,589)  (938,099)
Purchases of premises and equipment                     (19,725)   (16,548)   (13,469)
Proceeds from the disposition of premises and equipment     539        960        657
Proceeds from the disposition of foreclosed properties   13,743     26,917     25,794
Net cash received in acquisitions                       413,022         --         --
--------------------------------------------------------------------------------------
      Net cash used by investing activities            (119,123)  (649,773)(1,016,641)
--------------------------------------------------------------------------------------
Financing Activities
--------------------------------------------------------------------------------------
Net increase (decrease) in demand, interest checking and regular
  savings deposits                                       79,733    (79,038)   256,887
Net increase (decrease) in consumer certificates         51,227    874,145     (2,752)
Net increase (decrease) in money market accounts         73,970    (33,389)  (170,690)
Net increase (decrease) in certificates of deposit
  $100,000 and over                                     101,151   (190,490)   (99,882)
Net increase (decrease) in short-term borrowings         27,128   (381,386)   282,512
Proceeds from medium-term notes and FHLB borrowings     114,200    386,500    411,500
Payments on medium-term notes and FHLB borrowings      (309,250)        --         --
Proceeds from long-term debt                                 --        100         --
Payments on long-term debt and capitalized lease
  obligations                                              (433)    (1,396)    (7,871)
Proceeds from issuance of common stock                   19,036      4,044     14,322
Cash dividends                                          (45,971)   (42,645)   (37,110)
--------------------------------------------------------------------------------------
      Net cash provided by financing activities         110,791    536,445    646,916
--------------------------------------------------------------------------------------
      Increase (decrease) in cash and cash equivalents   74,642     14,010   (105,278)
      Cash and cash equivalents at beginning of year    471,672    457,662    562,940
--------------------------------------------------------------------------------------
      Cash and cash equivalents at end of year         $546,314   $471,672   $457,662
-----------------------------------------------------  ========   ========   ========
--------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.


STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands)

                                                                       Unrealized
                                                                      Gains (Losses)
                                                                      on Securitie   Total
                                   Common   Common   Capital Retained  Available  Shareholders
                                   Shares    Stock   Surplus Earnings   for Sale     Equity
----------------------------------------------------------------------------------------------
Year Ended December 31, 1993
----------------------------------------------------------------------------------------------
Balance at beginning of year        38,432 $192,159 $166,554 $243,274         $--    $601,987
Net income                              --       --       --  102,917          --     102,917
Common stock issued under Plans        591    2,955   11,367       --          --      14,322
Cash dividends declared on
  common stock ($1.00 per share)        --       --       --  (38,942)         --     (38,942)
Unrealized gains on securities available
  for sale, net of income taxes of
  $24,690                               --       --       --       --      45,853      45,853
----------------------------------------------------------------------------------------------
Balance at end of year              39,023  195,114  177,921  307,249      45,853     726,137
----------------------------------------------------------------------------------------------
Year ended December 31, 1994
----------------------------------------------------------------------------------------------
Net income                              --       --       --   84,864          --      84,864
Common stock issued under Plans        301    1,507    2,537       --          --       4,044
Cash dividends declared on
  common stock ($1.12 per share)        --       --       --  (43,894)         --     (43,894)
Change in unrealized gains on securities
  available for sale, net of income taxes
  of $79,735                            --       --       --       --    (148,079)   (148,079)
----------------------------------------------------------------------------------------------
Balance at end of year              39,324  196,621  180,458  348,219    (102,226)    623,072
----------------------------------------------------------------------------------------------
Year ended December 31, 1995
----------------------------------------------------------------------------------------------
Net income                              --       --       --  105,370          --     105,370
Common stock issued under Plans        869    4,343   14,693       --          --      19,036
Cash dividends declared on
  common stock ($1.18 per share)        --       --       --  (47,022)         --     (47,022)
Change in unrealized losses on securities
  available for sale, net of income taxes
  of $67,895                            --       --       --       --     126,091     126,091
----------------------------------------------------------------------------------------------
Balance at end of year              40,193 $200,964 $195,151 $406,567     $23,865    $826,547
----------------------------------  ====== ======== ======== ========    ========    ========
----------------------------------------------------------------------------------------------
The notes are an integral part of the financial statements.


COMBINED BALANCE SHEET
---------------------------------------------------------------------
Subsidiary Banks of Central Fidelity Banks, Inc.

(In Thousands) December 31,
                                                  1995       1994
---------------------------------------------------------------------
Assets
---------------------------------------------------------------------
Cash and due from banks (note 4)                 $338,497   $274,746
Temporary investments:
  Federal funds sold and securities
    purchased under agreements to resell          120,130    166,831
   Interest-bearing deposits in other banks        50,000         --
  Trading account securities                          422      1,417
---------------------------------------------------------------------
    Total temporary investments                   170,552    168,248
---------------------------------------------------------------------
Assets available for sale:
  Securities                                    3,644,102  3,480,617
  Loans                                            15,653      2,186
---------------------------------------------------------------------
    Total assets available for sale             3,659,755  3,482,803
---------------------------------------------------------------------
Loans (note 6)                                  6,301,160  5,769,907
  Allowance for loan losses (note 7)             (110,000)  (110,000)
---------------------------------------------------------------------
    Net loans                                   6,191,160  5,659,907
---------------------------------------------------------------------
Accrued interest receivable                        67,399     59,915
Premises and equipment, net (note 8)              152,879    147,177
Due from customers on acceptances                  18,741     13,663
Other assets (notes 6, 9 and 12)                  144,603    184,946
---------------------------------------------------------------------
    Total assets                              $10,743,586 $9,991,405
---------------------------------------------- ========== ==========
Liabilities
---------------------------------------------------------------------
Deposits:
  Demand                                       $1,037,911   $953,665
  Interest checking                               687,505    649,310
  Regular savings                                 727,951    770,663
  Consumer certificates                         4,134,031  3,630,232
  Money market accounts                         1,050,158    976,188
  Certificates of deposit $100,000 and over       348,347    247,196
---------------------------------------------------------------------
    Total deposits                              7,985,903  7,227,254
---------------------------------------------------------------------
Borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase         1,058,465  1,060,229
  Other short-term borrowings                      54,963     36,801
  Medium-term notes (note 11)                     252,250    561,500
  Federal Home Loan Bank borrowings (note 11)     350,700    236,500
  Note payable to parent company                  150,000    150,000
  Long-term debt (note 11)                            386        440
  Capitalized lease obligations (note 8)            7,746      8,167
---------------------------------------------------------------------
    Total borrowings                            1,874,510  2,053,637
---------------------------------------------------------------------
Accrued interest payable                           37,884     36,190
Bank acceptances outstanding                       18,741     13,663
Accounts payable and accrued liabilities (note 14) 38,947     82,054
---------------------------------------------------------------------
    Total liabilities                           9,955,985  9,412,798
---------------------------------------------------------------------
Shareholder's Equity
---------------------------------------------------------------------
Common stock                                      167,275    167,275
Capital surplus                                   174,376    174,376
Retained earnings (note 2)                        422,085    339,182
Unrealized gains (losses) on securities available for sale,
  net of income taxes                              23,865   (102,226)
---------------------------------------------------------------------
    Total shareholder's equity                    787,601    578,607
---------------------------------------------------------------------
Commitments and contingent liabilities (notes 8, 14 and 17)
    Total liabilities and shareholder's equity$10,743,586 $9,991,405
---------------------------------------------- ========== ==========
---------------------------------------------------------------------
The notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

NOTE 1. Nature of Operations and Significant Accounting
Policies

     Central Fidelity Banks, Inc. ("Central Fidelity" or the "Company") and its subsidiaries operate within the commercial banking industry.
The Company serves the marketplace primarily through its wholly-owned banking subsidiary, Central Fidelity National Bank, a national banking association (the "Bank"). The Company, through the Bank and its other subsidiaries, provides a wide range of financial services, including a variety of deposit accounts, as well as, commercial, consumer and mortgage lending. The Company also engages in limited international banking activities, primarily in connection with foreign trade financing for Virginia based companies. In addition to commercial activities, the Company generates noninterest income by sales of trust and fiduciary services, and other investment services.

     The consolidated financial statements include the accounts and results of operations of Central Fidelity and its subsidiaries, all of which are wholly owned. The Combined Balance Sheet includes the accounts of the bank subsidiaries only.

     The accounting and reporting policies used in preparing these financial statements conform to generally accepted accounting principles and to general practices within the industry. Of necessity, certain amounts in the financial statements are based upon management's estimates and assumptions. Actual results could differ from those estimates.

ACCOUNTING CHANGES - During the fourth quarter of 1995, the Company prospectively adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires that the cost of mortgage loans originated or purchased with a definitive plan to sell the loans and retain the mortgage servicing rights be allocated between the loans and the servicing rights based on their estimated fair values at the date of origination, purchase, or sale. The impact of adopting SFAS 122 was not material to the consolidated financial statements as of and for the year ended December 31, 1995.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," collectively SFAS 114. SFAS 114 requires that impaired loans within the scope of the statements be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. A valuation allowance is required to the extent that such measurement is less than the recorded investment. Under this standard a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan agreement. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. The effect of the adoption of SFAS 114 was not material to the Company's consolidated financial statements as of and for the year ended December 31, 1995.

     As of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires investments to be classified as held-to-maturity, trading, or available-for-sale securities.

     During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), retroactive to January 1, 1983. SFAS 109 changes the method of accounting for income taxes from the deferred method to the asset and liability method. The net cumulative effect of this change in accounting for income taxes was $1,948,000 as of January 1, 1983.

     As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers" Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), for the Medicare carve-out health insurance coverage provided to its qualifying retirees. SFAS 106 requires that the expected cost of postretirement benefits be charged to expense during the period that eligible employees render such service.

CASH FLOW INFORMATION - For purposes of the Statement of Consolidated Cash Flows, the Company considers amounts due from banks and money market investments which have original maturities of three months or less to be cash equivalents. During the years ended December 31, 1995, 1994 and 1993, cash paid for interest was $430,595,000, $319,628,000 and $281,443,000, and cash paid for income taxes was $36,569,000, $41,372,000 and $53,485,000, respectively. During 1995, 1994 and 1993, other assets increased as a result of loan foreclosures in the amount of $5,659,000, $6,059,000 and $40,408,000, respectively, representing non-cash investing activities for purposes of the Statement of Consolidated Cash Flows.

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

TRADING ACCOUNT SECURITIES - Trading account securities are intended to be sold in the near term and are carried at fair value. Certain derivative financial instruments, such as interest rate futures, options, and forward contracts may be used in trading activities. Gains and losses arising from the sale of trading account securities and market adjustments are included in "Profits (losses) on securities available for sale and trading account securities."

SECURITIES AVAILABLE FOR SALE - The Company's securities are classified as available for sale and are accounted for at fair value. Unrealized gains and losses are reported in a separate component of shareholders' equity in the Consolidated Balance Sheet. Securities are used as part of the Company's asset/liability strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, satisfy regulatory requirements or other similar factors. Prior to the adoption of SFAS 115, certain securities were classified as investment securities and carried at cost adjusted for amortization of premiums and accretion of discounts. Gains and losses arising from the sale of securities available for sale and declines in values determined to be other than temporary are included in "Profits (losses) on securities available for sale and trading account securities."

LOANS AVAILABLE FOR SALE - Loans available for sale are carried at the lower of aggregate cost or fair value. Realized gains and losses and adjustments to market are classified as other income.


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

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses consists of the cumulative effect of the provision for loan losses, less net loans charged off. The provision for loan losses charged to operating expense is the amount necessary, in management's judgment, to maintain the allowance at a level it believes sufficient to cover losses in collections of loans. The provision is based on such factors that, in management's judgment, warrant current recognition in providing an adequate allowance. Principal factors in management's analysis of the adequacy of the allowance are: specific knowledge and historical relationships among loans outstanding, loan loss experience and the current level of the allowance; a continuing evaluation of the present and anticipated future economic environment for the nation and for the various business sectors of the Company's trade area; and reviews of the loan portfolio quality by the Company's loan review staff, the regulatory authorities, and external auditors.

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

FORECLOSED PROPERTIES - Foreclosed properties, classified in "Other assets" in the accompanying Consolidated Balance Sheet, consist primarily of real estate held for resale which was acquired through foreclosure on loans secured by real estate. Foreclosed properties are carried at the lower of cost or appraised market value less estimated disposal costs. Writedowns to market value at the date of foreclosure are charged to the allowance for loan losses. Subsequent declines in market value are charged to expense.

DEPOSIT INTANGIBLES AND GOODWILL - Deposit base intangibles and goodwill are amortized over the expected periods of benefit on a straight-line basis, and classified as "Other assets" in the accompanying Consolidated Balance Sheet.

MORTGAGE SERVICING RIGHTS - Upon adoption of SFAS 122 in the fourth quarter of 1995, the cost of mortgage loans originated or purchased with a definitive plan to sell the loans and retain the mortgage servicing rights are allocated between the loans and the servicing rights based on their estimated fair values at the date of origination, purchase or sale. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income, and classified as "Other assets" in the accompanying Consolidated Balance Sheet. Impairment is evaluated and measured based on a stratification of the mortgage servicing rights in accordance with the risk characteristics of the underlying loans, including loan type, location, term, and date of origination.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company mainly utilizes interest rate swaps to manage its interest rate exposure. Income or expense associated with interest rate swap agreements is recognized on the accrual basis over the life of the swap agreement as a component of interest income or interest expense. Gains and losses on early terminations of interest rate swap agreements are recognized over the remaining life of the underlying asset or liability. The Company did not terminate any interest rate swap agreements prior to contractual maturity in 1995, 1994 or 1993.

INCOME TAXES - Central Fidelity accounts for certain income and expense items differently for income tax purposes than for financial reporting purposes. Provisions for deferred taxes are made in recognition of these timing differences. Central Fidelity and its subsidiaries file consolidated federal income tax returns.

PENSION PLAN - The plan covers substantially all employees. Costs of the plan are determined by independent actuaries using the projected unit credit method. The plan is funded on a current basis to the extent deductible under existing federal tax regulations.

STOCK OPTIONS - At the time options are exercised, the par value of the shares is credited to common stock, and the excess of the proceeds over the par value is credited to capital surplus. No charges or credits to income have been made with respect to the options since the option price was the same as fair value at the date of grant.

EARNINGS PER SHARE - Earnings per share have been computed on the basis of the weighted average number of shares outstanding during the year. The assumed exercise of stock options has not been included in the computations because the resulting dilution is not material.

     On January 13, 1993, the Board of Directors of the Company declared a 3-for-2 stock split in the form of a dividend payable on February 22, 1993 to shareholders of record January 29, 1993.

DIVIDENDS - Dividends are paid to the Company by its subsidiaries in amounts sufficient to cover corporate expenses and dividends paid to shareholders. Dividends are subject to the financial condition of the subsidiaries, regulatory limitations, and management's judgment as to the desirability of utilizing alternative sources of funds.

TRUST ASSETS AND INCOME - Assets held by one of the commercial banking subsidiaries in a fiduciary, agency or safekeeping capacity for customers are not included as assets in the accompanying Consolidated Balance Sheet. At December 31, 1995, such assets amounted to $7.8 billion. Trust service income is recognized primarily on the accrual basis.

RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform to current presentations.


NOTE 2. Parent Company Financial Information

  Condensed financial information of Central Fidelity Banks, Inc.
(Parent Company) is presented below:

Balance Sheet
(In Thousands)
December 31,
                                                                   1995          1994
----------------------------------------------------------------------------------------
Assets:
  Cash                                                                 $21          $26
  Securities purchased under agreements to resell
    and other money market investments                              51,514       46,359
  Securities available for sale                                     10,785        5,764
  Investments in subsidiaries, at equity:
    Bank                                                           787,600      578,607
    Bank-related                                                     3,978        3,762
  Notes receivable from subsidiaries                               150,000      150,500
  Other assets                                                      21,276       28,830
-----------------------------------------------------------    ------------------------------
      Total assets                                              $1,025,174     $813,848
-----------------------------------------------------------      =========     ========
Liabilities:
  Commercial paper (note 10)                                       $33,082      $25,197
  Securities sold under agreements to repurchase                     1,260        1,460
  Long-term debt (note 11)                                         150,000      150,000
  Other liabilities                                                 14,285       14,119
-----------------------------------------------------------    ------------------------------
      Total liabilities                                            198,627      190,776
Shareholders' equity                                               826,547      623,072
-----------------------------------------------------------    ------------------------------
      Total liabilities and shareholders' equity                $1,025,174     $813,848
-----------------------------------------------------------      =========     ========
----------------------------------------------------------------------------------------


NOTE2
Statement of Income

(In Thousands)
Year Ended December 31,
                                                    1995           1994          1993
----------------------------------------------------------------------------------------
Income:
  Dividends from subsidiary bank                   $24,000         $45,000      $45,084
  Other                                             15,683          14,581       13,972
---------------------------------------------------------------------------    --------------
      Total income                                  39,683          59,581       59,056
---------------------------------------------------------------------------    --------------
Expense:
  Interest                                          13,910          13,085       13,133
  Other                                              4,233           4,850        5,030
---------------------------------------------------------------------------    --------------
      Total expense                                 18,143          17,935       18,163
-----------------------------------------------------------    ------------    --------------
Income before income taxes and equity in
  undistributed net income of subsidiaries          21,540          41,646       40,893
Income tax benefit                                    (712)         (1,143)      (2,035)
---------------------------------------------------------------------------    --------------
Income before equity in undistributed
  net income of subsidiaries                        22,252          42,789       42,928
Equity in undistributed net income of subsidiaries  83,118          42,075       59,989
---------------------------------------------------------------------------    --------------
      Net income                                  $105,370         $84,864     $102,917
--------------------------------------------------========         =======     ========
----------------------------------------------------------------------------------------

NOTE2
Statement of Cash Flows

(In Thousands)
Year Ended December 31,
                                                                   1995          1994         1993
-----------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                      $105,370      $84,864     $102,917
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity in undistributed net income of subsidiaries           (83,118)     (42,075)     (59,989)
      (Increase) decrease in other assets                            7,554       (6,340)         914
      Other, net                                                      (885)        (362)       1,767
-----------------------------------------------------------------------------  ----------------------
        Net cash provided by operating activities                   28,921       36,087       45,609
-----------------------------------------------------------------------------  ----------------------
Investing activities:
  Purchase of securities available for sale                        (63,232)     (11,479)      (5,955)
  Proceeds from sales of securities available for sale               9,145       10,965       11,962
  Proceeds from maturities and repayments of securities
    available for sale                                              49,066          425        1,500
  Purchase of investment securities                                     --           --       (7,565)
  Proceeds from sales of investment securities                          --           --        5,890
  Repayment of note receivable from subsidiary                         500           --           --
-----------------------------------------------------------------------------  ----------------------
        Net cash provided (used) by investing activities            (4,521)         (89)       5,832
-----------------------------------------------------------------------------  ----------------------
Financing activities:
  Net increase (decrease) in short-term borrowings                   7,685        7,822       (2,460)
  Payments on long-term debt                                            --           --       (6,000)
  Proceeds from issuance of common stock                            19,036        4,044       14,322
  Cash dividends                                                   (45,971)     (42,645)     (37,110)
-----------------------------------------------------------------------------  ----------------------
        Net cash used by financing activities                      (19,250)     (30,779)     (31,248)
-----------------------------------------------------------------------------  ----------------------
        Increase in cash and cash equivalents                        5,150        5,219       20,193
        Cash and cash equivalents at beginning of year              46,385       41,166       20,973
-----------------------------------------------------------------------------  ----------------------
        Cash and cash equivalents at end of year                   $51,535      $46,385      $41,166
---------------------------------------------------------------   ========     ========     ========
-----------------------------------------------------------------------------------------------------
     Central Fidelity and each of its subsidiaries are affiliates within the meaning of Section
23A of the Federal Reserve Act. Accordingly, they are subject to the limitations specified in such section on the making of loans or extension of credit to, or purchase of securities under repurchase agreement from, any of the subsidiaries within the affiliate group. Therefore, substantially all of the net assets of the affiliate group are restricted from use by the
Company in the form of loans or advances. Dividends, however, may be paid to the Company by its bank subsidiary under formulas established by the appropriate regulatory authorities.
These formulas contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent  Company without regulatory approval. In 1996, the subsidiary bank can initiate dividend payments without said regulatory approvals of $123,317,000, plus an additional amount equal to their net earnings for 1996 up to the date of any such dividend declaration. In addition, the limitations on dividends paid by the Company on common stock to shareholders for the current and two immediately preceding years may not exceed consolidated net income of the Company and its subsidiaries for the same period.

     Substantially all of the retained earnings of the Parent Company are represented by undistributed earnings of subsidiaries.


NOTE 3. ACQUISITIONS

     On June 9, 1995, the Bank acquired core deposits, other miscellaneous assets and liabilities of Household Bank, f.s.b. ("Household"), a Virginia subsidiary of Household International, Inc., a Chicago, Illinois based financial services company. Total deposits of approximately $453 million and a total of fourteen branch offices in Northern Virginia were acquired. The offices are located in the city of Alexandria, and counties of Arlington and Fairfax. The $36,272,000 excess of the fair value of liabilities assumed over the fair value of assets acquired and cash received from Household is classified as deposit intangibles in "Other assets" in the Consolidated Balance Sheet and is being amortized over fifteen years.

NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

      The Company is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the years ended December 31, 1995 and 1994 was $58,129,000 and $70,285,000, respectively.


NOTE 5. Securities Available for Sale

     The following table shows amortized cost, fair value and gross unrealized gains and losses of securities available for sale as of December 31, 1995 and 1994:

(In Thousands)
-------------------------------------------------------------------------
                                U.S.     States &
                             Government  Political
                             & Agencies Subdivision   Other      Total
-------------------------------------------------------------------------
December 31, 1995:
  Amortized cost             $2,319,928   $120,886 $1,177,358 $3,618,172
  Fair value                  2,342,541    124,380  1,187,966  3,654,887
  Gross unrealized gains         30,906      3,635     13,650     48,191
  Gross unrealized losses        (8,293)      (141)    (3,042)   (11,476)

December 31, 1994:
  Amortized cost             $2,640,414   $145,111   $858,127 $3,643,652
  Fair value                  2,516,781    142,530    827,070  3,486,381
  Gross unrealized gains          1,169        887        263      2,319
  Gross unrealized losses      (124,802)    (3,468)   (31,320)  (159,590)
-------------------------------------------------------------------------
     Securities available for sale having a fair value of $1,190,594,000 at December
31, 1995 were pledged to secure deposits and to meet other legal requirements.


     The amortized cost and fair value of securities available for sale at December 31, 1995 are shown below by maturity.  The classification of mortgage-backed securities was based on expected maturities, while contractual maturities were used for other debt securities. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)

-------------------------------------------------------------------------
                                         Amortized    Fair
                                           Cost       Value
-------------------------------------------------------------------------
Due in one year or less                   $395,940   $397,191
Due after one year through five years    2,450,925  2,479,276
Due after five years through ten years     752,703    758,370
Due after ten years                         18,604     20,050
---------------------------------------------------------------------
  Total                                 $3,618,172 $3,654,887
----------------------------------------========== ==========
-------------------------------------------------------------------------
  Proceeds from sales of securities available for sale were $582,085,000 for
1995, $2,266,537,000 for 1994 and $532,910,000 for 1993. Gross gains realized on those sales were $6,039,000, $11,555,000 and $4,182,000 for 1995, 1994 and
1993, respectively. In 1995 and 1994,  there were $2,217,000 and $36,847,000 of gross losses realized on the sales of securities available for sale, respectively.

  During 1993, proceeds from sales of investment securities, carried at amortized cost, were $626,426,000, which resulted in $51,307,000 gross gains and $627,000 gross losses.



NOTE 6. LOANS

     Nonaccrual loans (principally commercial and construction loans) totalled
$48,763,000 at December 31, 1995 and $67,534,000 at December 31, 1994.

     Interest on nonaccrual loans not recognized was $5,066,000 in 1995, $6,171,000 in 1994 and $5,794,000 in 1993. Interest collected and included in the results of operations on such loans amounted to $1,582,000 in 1995,  $596,000 in 1994, and
$706,000 in 1993.

     At December 31, 1995 and January 1, 1995, the recorded investment in loans which have been identified as impaired, in accordance with SFAS 114, totalled
$47,893,000 and $65,935,000, respectively. SFAS 114 does not apply to larger groups of homogeneous loans such as mortgage, installment and bank card loans, as such loans are collectively evaluated for impairment.
The Company, therefore, applies SFAS 114 to commercial and construction loans on a loan-by-loan basis in accordance with its ongoing credit review procedures.

     Impaired loans are comprised of:

(In Thousands)
December 31,                                            1995
---------------------------------------------------------------
Commercial and commercial real estate                  $27,064
Construction                                            20,829
---------------------------------------------------------------
  Total impaired loans                                 $47,893
------------------------------------------------------ =======
---------------------------------------------------------------
     Of total impaired loans, $18,232,000 related to loans with no valuation allowance and $29,661,000 related to loans with a corresponding valuation allowance of $7,316,000. All impaired loans were measured based on the fair value of the collateral.

     For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $53,999,000. Total interest income recognized on impaired loans was $1,679,000, of which $1,582,000 was recognized on a cash basis.

     In the ordinary course of business, the Company and its subsidiaries grant loans to directors and executive officers of the Company and to their associates. These loans are made on substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $6,687,000 and $8,154,000 at December 31, 1995 and 1994, respectively. During
1995, $509,000 of new loans were made and  repayments totalled $1,976,000.

     As discussed in note 1, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights," during the fourth quarter of 1995. The carrying amount and fair value of mortgage servicing rights at December
31, 1995 was $1,610,000 and $2,300,000, respectively. The fair value was determined using a discounted cash flow method. Mortgage servicing rights are carried at cost, and classified as "Other assets" in the accompanying
Consolidated Balance Sheet. Based on management's impairment analysis as of December 31, 1995, no valuation allowance was deemed necessary.



NOTE 7. Allowance for Loan Losses

  Following is a summary of the activity in the allowance for loan losses:

(In Thousands)
Year Ended December 31,
                                     1995        1994        1993
--------------------------------------------------------------------
Balance at January 1               $110,000    $105,000    $101,800
Provision for loan losses            26,713      24,359      79,509
--------------------------------------------------------------------
                                    136,713     129,359     181,309
Loans charged off                    46,281      34,397      86,728
Recoveries of loans previously
  charged off                        19,568      15,038      10,419
--------------------------------------------------------------------
  Net charge-offs                    26,713      19,359      76,309
--------------------------------------------------------------------
Balance at December 31             $110,000    $110,000    $105,000
---------------------------------- ========    ========    ========
--------------------------------------------------------------------


NOTE 8. Premises and Equipment
     Premises and equipment included in the Consolidated Balance Sheet are:

(In Thousands)
December 31,
                                                        1995      1994
-------------------------------------------------------------------------
Capital leases                                         $11,827   $11,879
Land                                                    23,938    23,410
Buildings                                               83,008    77,987
Furnishings and equipment                              153,269   143,123
Leasehold improvements                                  32,679    26,902
Work-in-progress                                         7,492     7,781
-------------------------------------------------------------------------
  Total cost                                           312,213   291,082
Accumulated depreciation and amortization             (159,334) (143,905)
-------------------------------------------------------------------------
  Premises and equipment, net                         $152,879  $147,177
----------------------------------------------------- ========  ========
-------------------------------------------------------------------------

     The Company has entered into long-term leases for certain premises and equipment used by the Company and its subsidiaries. These leases expire at various dates to 2025, and most of the leases contain renewal options for periods ranging from 5 to 30 years. In addition, certain leases provide that the Company may elect to purchase the leased property at the expiration of the initial lease term. Some leases also contain escalation cluases whereby the Company's rental payments are adjusted proportionately with increases in the consumer price index.

     Premises and equipment include the following amounts for leases that capitalized:

(In Thousands)
December 31,
                                                        1995      1994
-------------------------------------------------------------------------
Land                                                      $868      $920
Buildings                                               10,959    10,959
-------------------------------------------------------------------------
  Total cost                                            11,827    11,879
Accumulated amortization                                (5,538)   (5,255)
-------------------------------------------------------------------------
  Capitalized leases, net                               $6,289    $6,624
-----------------------------------------------------   ======    ======
-------------------------------------------------------------------------


     Future minimum lease payments, by year and in the aggregate, for capital and noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995:

(In Thousands)
                                                      Capital  Operating
-------------------------------------------------------------------------
1996                                                    $1,080   $11,456
1997                                                     1,090    11,075
1998                                                     1,102    10,693
1999                                                     1,104     9,575
2000                                                     1,106     8,113
Later years                                              9,694    23,270
-------------------------------------------------------------------------
  Total minimum lease payments                          15,176   $74,182
-----------------------------------------------------            =======
Imputed interest (rates ranging from 8.0% to 14.3%)     (7,430)
-----------------------------------------------------------------
  Present value of net minimum lease payments           $7,746
-----------------------------------------------------  =======
-------------------------------------------------------------------------
     Minimum future rentals receivable from subleases under the Company's capital leases
December 31, 1995 amounted to $608,000. This amount is not included in the preceding table.

     Rental expense for all operating leases (cancellable and noncancellable) consisted of:

(In Thousands)
Year Ended December 31,
                                            1995        1994      1993
-------------------------------------------------------------------------
Minimum rentals                             $13,647    $12,664   $12,540
Sublease rental income                         (250)      (237)     (298)
-------------------------------------------------------------------------
  Net rental expense for operating leases   $13,397    $12,427   $12,242
--------------------------------------------=======    =======   =======
-------------------------------------------------------------------------


NOTE 9. Foreclosed Properties

     Following is a summary of the activity in foreclosed properties and the allowance for foreclosed properties:

(In Thousands)
Year Ended December 31,
                                            1995        1994        1993
---------------------------------------------------------------------------
Foreclosed properties, at January 1        $30,845     $49,552     $34,416
  Additions                                  5,659       6,059      40,408
  Sales                                    (11,029)    (24,696)    (24,909)
  Paydowns                                     (66)        (70)       (363)
-----------------------------------------------------------------------------
Foreclosed properties, at December 31       25,409      30,845      49,552
-----------------------------------------------------------------------------
Allowance for foreclosed properties, at
  January 1                                  8,085      10,806       6,515
  Provision                                  2,149      13,687      10,943
  Writedowns                                (1,961)    (16,408)     (6,652)
-----------------------------------------------------------------------------
Allowance for foreclosed properties, at
  December 31                                8,273       8,085      10,806
-----------------------------------------------------------------------------
Foreclosed properties, net (included in
  other assets)                            $17,136     $22,760     $38,746
-----------------------------------------  =======     =======     =======
---------------------------------------------------------------------------


NOTE 10. Short-Term Borrowings
     Short-term borrowings are comprised of:

(In Thousands)
December 31,
                                                              1995         1994
-----------------------------------------------------------------------------------
Federal funds purchased                                      $408,670     $153,111
Securities sold under agreements to repurchase                633,281      887,759
-----------------------------------------------------------------------------------
  Total federal funds purchased and securities
    sold under agreements to repurchase                     1,041,951    1,040,870
-----------------------------------------------------------------------------------
Commercial paper                                               33,082       25,197
Other                                                          54,963       36,801
-----------------------------------------------------------------------------------
  Total other short-term borrowings                            88,045       61,998
-----------------------------------------------------------------------------------
  Total                                                    $1,129,996   $1,102,868
-----------------------------------------------------------==========   ==========

     The following tabulation is a summary of amounts and weighted average rates applicable to the various categories of short-term borrowings:

(In Thousands)
-----------------------------------------------------------------------------------
                                      Average    Annual    Daily Average  Maximum
                                       Rate     Interest     Amount      Month-end
                                     December     Rate     Outstanding    Balance
-----------------------------------------------------------------------------------
Federal funds purchased:
  1995                                   5.73 %     5.94 %   $249,149     $408,670
  1994                                   5.56       3.94      227,194      410,848
  1993                                   3.08       3.12      378,158      622,474
Securities sold under agreements to repurchase:
  1995                                   5.40       5.72      750,098    1,000,269
  1994                                   5.47       4.06      868,338    1,118,881
  1993                                   2.82       2.88      692,705    1,133,692
Commercial paper:
  1995                                   4.74       4.97       30,542       35,367
  1994                                   4.80       3.61       19,598       28,418
  1993                                   2.32       2.36       17,428       19,840
Other:
  1995                                   5.77       5.70       32,323       61,639
  1994                                   5.35       4.13       23,150       50,001
  1993                                   2.61       2.80        9,012       10,000
Total:
  1995                                   5.50 %     5.75 % $1,062,111           --
  1994                                   5.46       4.03    1,138,280           --
  1993                                   2.88       2.95    1,097,303           --
-----------------------------------------------------------------------------------

     Federal funds purchased and securities sold under agreements to repurchase generally mature daily or on demand.
     Commercial paper, in the form of short-term variable rate notes, matures no later than six months from date of issuance.
     Other short-term borrowings consist principally of U.S. Treasury tax and loan deposit notes payable on demand, and Federal Home Loan Bank borrowings callable 90 days from date of issuance.

NOTE 11. MEDIUM-TERM AND LONG-TERM DEBT

     Medium-term and long-term debt consist of:

(In Thousands)
December 31,
                                                                  1995       1994
------------------------------------------------------------------------------------
Medium-term debt:
  Subsidiary bank:
    Bank notes:
      4.70%, due February 15, 1995                                   $--   $200,500
      4.53%, due February 26, 1995                                    --      8,750
      4.50%, due June 15, 1995                                        --    100,000
      4.785%, due February 15, 1996                              150,000    150,000
      5.00%, due June 17, 1996                                   102,250    102,250
--------------------------------------------------------------  --------------------
        Total bank notes                                         252,250    561,500
--------------------------------------------------------------  --------------------
    Federal Home Loan Bank borrowings:
      6.025%, due May 3, 1996                                     47,700     47,700
      7.54%, due November 27, 1996                                46,200     46,200
      7.686%, due February 3, 1997                                26,800         --
      6.51%, due May 12, 1997                                      4,000         --
      6.44%, due June 6, 1997                                     18,500     18,500
      Floating rate, due June 6, 1997                             25,000     25,000
      6.39%, due June 10, 1997                                    25,000     25,000
      Floating rate, due June 23, 1997                            25,000     25,000
      6.57%, due August 8, 1997                                   46,600     46,600
      7.69%, due November 10, 1997                                 2,500      2,500
      8.31%, due January 2, 1998                                   1,500         --
      8.05%, due January 5, 1998                                   4,800         --
      6.63%, due May 12, 1998                                     19,600         --
      5.924%, due June 5, 2000                                    50,000         --
      5.95%, due December 11, 2003                                 7,500         --
--------------------------------------------------------------  --------------------
        Total Federal Home Loan Bank borrowings                  350,700    236,500
--------------------------------------------------------------  --------------------
        Total medium-term debt                                   602,950    798,000
--------------------------------------------------------------  --------------------
Long-term debt:
  Central Fidelity Banks, Inc. (Parent Company):
    Subordinated notes due November 15, 2002                     150,000    150,000
  Subsidiary bank:
    Mortgage notes at various interest rates                         386        440
--------------------------------------------------------------  --------------------
        Total long-term debt                                     150,386    150,440
--------------------------------------------------------------  --------------------
        Total                                                   $753,336   $948,440
--------------------------------------------------------------  ========   ========
------------------------------------------------------------------------------------

     The interest payments on medium-term Bank notes are payable semi-annually on February 15 and August 15.

     The interest payments on fixed rate medium-term Federal Home Loan Bank borrowings are payable quarterly. The floating interest rate is determined quarterly, based on
3-month LIBO minus 12 basis points, and interest payments are due the first of each month.

     The subordinated notes due November 15, 2002 are subordinated to all existing and future senior indebtedness of the Company. The notes bear interest at 8.15% per annum, payable semi-annually on May 15 and November 15. The notes are not redeemable prior to maturity.

     Scheduled principal payments of the medium-term and long-term debt at December 31,
1995 are:

(In Thousands)

------------------------------------------------------------------------------------
1996                                                                       $346,212
1997                                                                        173,467
1998                                                                         25,974
1999                                                                             80
2000                                                                         50,081
Later years                                                                 157,522
-------------------------------------------------------------------------  ---------
  Total                                                                    $753,336
-------------------------------------------------------------------------  ========
------------------------------------------------------------------------------------


NOTE 12. Income Taxes

     The components of income tax expense (benefit) from operations are:

(In Thousands)
Year Ended December 31,
                                                        1995     1994     1993
---------------------------------------------------------------------------------
Current taxes - federal                                $47,028  $37,784  $49,502
Deferred taxes - federal                                 2,024    1,272   (5,168)
---------------------------------------------------------------------------------
  Income tax expense                                   $49,052  $39,056  $44,334
------------------------------------------------------ =======  =======  =======
---------------------------------------------------------------------------------

     The differences between income tax computed by applying the federal statutory rate to income before income taxes and the actual tax provision are shown below:

(In Thousands)
Year Ended December 31,
                                                        1995     1994     1993
---------------------------------------------------------------------------------
Income tax at federal statutory rate                      35.0%    35.0%    35.0%
Increase (decrease) in taxes resulting from:
    Tax-exempt interest                                   (2.6)    (3.7)    (3.8)
    Other, net                                            (0.6)     0.2     (1.1)
---------------------------------------------------------------------------------
      Net decrease in taxes                               (3.2)    (3.5)    (4.9)
---------------------------------------------------------------------------------
      Income tax expense                                  31.8%    31.5%    30.1%
------------------------------------------------------  ======   ======   ======
---------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

(In Thousands)
December 31,
                                                                 1995     1994
---------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan and other real estate losses               $36,831  $36,766
  Employee benefit liabilities                                    8,822    6,020
  Unrealized losses on securities available for sale                 --   55,045
  Other                                                           3,127    5,175
---------------------------------------------------------------------------------
    Total deferred tax assets                                    48,780  103,006
---------------------------------------------------------------------------------
Deferred tax liabilities:
 Securities transactions                                          6,485    1,159
  Premises and equipment                                          1,106    1,344
  Leases                                                            641      477
  Prepaid expenses                                                1,284    4,046
  Unrealized gains on securities available for sale              12,850       --
  Other                                                             612      259
---------------------------------------------------------------------------------
    Total deferred tax liabilities                               22,978    7,285
---------------------------------------------------------------------------------
    Net deferred tax asset (included in other assets)           $25,802  $95,721
--------------------------------------------------------------- =======  =======
---------------------------------------------------------------------------------
     Management has determined, based on the Company's history of earnings, its expectation of earnings in future years, its taxable income in the available carryback period and future reversing taxable temporary differences, that it is more likely than not that all be realized. Accordingly, no valuation allowance has been established.


NOTE 13. PREFERRED AND COMMON STOCK

     The Company is authorized to issue two classes of preferred stock:
200,000 shares of preferred stock, par value $100 per share; and 4,000,000 shares of 1983 preferred stock, par value $25 per share. Both classes are issuable in series, and have such rights, including voting and conversion rights, preferences and terms as determined by the Board of Directors at the time of issuance. As of December 31, 1995, no shares of either class were outstanding.

     The Company is authorized to issue 100,000,000 shares of common stock, par value $5 per share, of which 40,192,879 shares were outstanding as of December 31, 1995. Each share of common stock also represents one preferred share purchase right ("Right") under the terms of the Company's Rights Agreement dated May 3, 1989, as amended and restated in its entirety on November 9, 1994 (the "Rights Agreement"). Each Right entitles its registered holder to purchase from the Company, after the Distribution Date (as defined in the Rights Agreement), one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $25 per share, for $110 (the "Purchase Price"). The Purchase Price and the number of Rights outstanding, or in certain circumstances the securities purchasable upon exercise of the Rights, are subject to adjustment from time to time to prevent dilution in the event of a common stock dividend on or a subdivision or a combination into a smaller number of shares of common stock, or the issuance or distribution of any securities or assets in respect of, in lieu of or in exchange for common stock.


NOTE 14. Employee Benefit Plans

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

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet:

(In Thousands)
December 31,
                                                    1995       1994
-----------------------------------------------------------------------
Accumulated and vested benefit obligation          ($45,968)  ($31,769)
-------------------------------------------------   =======    =======
Projected benefit obligation                       ($63,820)  ($47,447)
Plan assets at fair value                            59,829     44,470
----------------------------------------------------------- ----------
Plan assets under projected benefit obligation       (3,991)    (2,977)
Unrecognized net loss from past experience           12,059      7,129
Prior service cost not yet recognized                  (497)      (582)
Unrecognized net asset being recognized
  over 15 years                                      (1,014)    (1,217)
----------------------------------------------------------- ----------
    Prepaid  pension cost                            $6,557     $2,353
-------------------------------------------------    ======     ======
-----------------------------------------------------------------------

     Net pension cost included the following components:

(In Thousands)
Year Ended December 31,

                                          1995      1994       1993
-----------------------------------------------------------------------
Service cost                              $2,582     $2,679     $2,198
Interest cost                              4,189      3,525      3,114
Actual (return) loss  on plan assets     (10,044)       705     (2,561)
Net amortization and deferral              6,045     (4,635)      (869)
----------------------------------------------------------- ----------
    Total pension expense                 $2,772     $2,274     $1,882
---------------------------------------   ======     ======     ======
-----------------------------------------------------------------------

     In determining the actuarial present value of the projected benefit obligation, the weighted-average discount rate used was 7.75% for 1995 and 9.00% for 1994, and rate of increase in future compensation levels used was 5.50% for 1995 and 4.75% for 1994. The expected long-term rate of return on assets was 9.00% for
1995 and 1994.

     The plan assets at December 31, 1995 included 207,013 shares of the common stock of the Company having a market value of approximately $6,624,000 or 10.90%
of the total market value of the plan assets at that date. The plan received $240,000 in dividends on these shares during 1995.

     The Company's pension plan provides that the benefits payable to retirees are based on years of service and levels of compensation. The Internal Revenue Code contains limits on the annual benefits that a retiree may receive from a qualified defined benefit plan. For 1996 the maximum amount that a qualified plan may pay out to a retiree is $120,000.

     The Company maintains an unfunded nonqualified plan that enables retirees to receive pension benefits in accordance with the computational terms of the plan when those terms provide benefits in excess of the amounts payable under the IRS qualified rules. In addition, there is an unfunded Executive Supplemental Retirement Plan which provides a benefit equal to 25% of the participating executive's salary.
Benefits are payable for 20 years to the executive or to his estate upon his death.
The table below sets forth these plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet.

(In Thousands)
December 31,
                                                    1995       1994
-----------------------------------------------------------------------
Accumulated and vested benefit obligation          ($11,755)   ($8,479)
-------------------------------------------------   =======    =======
Projected benefit obligation                       ($14,241)  ($11,422)
Plan assets at fair value                                --         --
-----------------------------------------------------------------------
Plan assets under projected benefit obligation      (14,241)   (11,422)
Unrecognized net loss from past experience             (264)    (2,442)
Prior service cost not yet recognized                 1,299      1,491
Unrecognized net asset being recognized
  over 15 years                                       5,219      5,668
-----------------------------------------------------------------------
    Accrued pension cost                            ($7,987)   ($6,705)
-------------------------------------------------    ======     ======
-----------------------------------------------------------------------

     Net pension cost for this supplemental plan included the following components:

(In Thousands)
Year Ended December 31,
                                                    1995       1994
-----------------------------------------------------------------------
Service cost                                           $353       $282
Interest cost                                         1,000        957
Net amortization and deferral                           488        659
-----------------------------------------------------------------------
    Total pension expense                            $1,841     $1,898
-------------------------------------------------    ======     ======
-----------------------------------------------------------------------

     In determining the actuarial present value of the projected benefit obligation, the weighted-average discount rate used was 7.75% for 1995 and 9.00% for 1994, and the rate of increase in future compensation levels used was 5.50% for 1995 and 4.75% for
1994.

     Under the provisions of its Stock and Thrift Plan, the Company matches at least
50% of employee contributions to the plan. Additional matching contributions are made by the Company based upon attainment of defined earnings levels. There were no additional matching contributions made in 1995, 1994 or 1993. The Company contributed $2,581,000, $2,429,000 and $2,148,000 in 1995, 1994 and 1993,
respectively, as its matching share.

     In 1992, the Company adopted a Stock Incentive Plan under which employees were awarded shares of the Company's common stock upon the attainment of growth in earnings per share objectives. Payouts occur only in stock upon termination of employment, retirement, long-term disability, or death. The plan was terminated in early 1994. The cost to the Company was $3,101,000 in 1993.

     During the first quarter of 1993, the Company adopted Statement of Financial
Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions" (SFAS 106), for the Medicare carve-out health insurance coverage provided to its qualifying retirees (the "Plan"). Participants in this Plan are retired employees and active employees who are age 45 and have completed
10 full years of service.

     The following table sets forth the Plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet:

(In Thousands)
December 31,
                                                    1995       1994
-----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees and spouses                             ($12,670)  ($12,656)
  Eligible active participants                       (2,741)    (2,547)
  Other active participants                          (3,349)    (2,990)
------------------------------------------------------------------------
    Total accumulated postretirement benefit
       obligation                                   (18,760)   (18,193)
Plan assets at fair value                                --         --
Total unrecognized loss                              (1,905)    (1,096)
Unrecognized transition obligation                   14,070     14,898
------------------------------------------------------------------------
    Net postretirement benefit liability            ($6,595)   ($4,391)
-------------------------------------------------   =======    =======
-----------------------------------------------------------------------

     The net postretirement benefit cost included the following components:

(In Thousands)
Year Ended December 31,
                                          1995      1994       1993
-----------------------------------------------------------------------
Service cost                                $667     $1,031       $753
Interest cost                              1,649      1,434      1,471
Amortization of transition obligation
  over 20 years                              828        828        828
-----------------------------------------------------------------------
    Total postretirement benefit expens   $3,144     $3,293     $3,052
---------------------------------------   ======     ======     ======
-----------------------------------------------------------------------
     The assumed health care cost trend used to measure the expected cost of benefits under the Plan for 1995 and 1996 is 8.60%. This rate gradually declines to 6.50% for the year 2004 and remains at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1995 and 9.00% in 1994. The
Plan is not compensation based, accordingly, changes in participants' compensation have no effect upon the Plan. Should the health care cost trend increase by 1%, the service and interest cost and the accumulated benefit obligation would increase by
$151,000 and $2,279,000, respectively.



NOTE 15. Stock Option and Stock Incentive Plans

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

     A summary of activity in the stock option plans follows:
                              Options
                             Available    Options     Option Price
                             for Grant   Outstanding    per Share
-------------------------------------------------------------------
Balance, December 31, 1992     77,806    1,992,895     $8.52 - $28.00

  Adoption of 1993 Plan       750,000           --
  Granted                    (331,900)     331,900     23.92 -  29.50
  Exercised                        --     (192,951)   8.52 -  28.00
  Cancelled                     7,100       (7,100)   23.92 -  29.50
--------------------------------------------------------
Balance, December 31, 1993    503,006    2,124,744     $8.52 - $29.50

  Granted                    (470,700)     470,700     24.50 -  28.00
  Exercised                        --     (291,284)   8.52 -  29.50
  Cancelled                     9,350       (9,350)   21.17 -  29.50
--------------------------------------------------------
Balance, December 31, 1994     41,656    2,294,810     $8.52 - $29.50

  Granted                     (40,250)      40,250    21.17 - 31.88
  Exercised                        --     (374,564)   8.52 -  28.00
  Cancelled                    18,050      (18,050)   23.92 -  29.50
--------------------------------------------------------
Balance, December 31, 1995     19,456    1,942,446     $10.50 - $31.88
----------------------------- =======    =========
-------------------------------------------------------------------

     The 1995 Stock Incentive Plan (the "1995 Plan") was approved by the Board on
January 11, 1995 and by the shareholders at the May 10, 1995 Annual Meeting of
Shareholders. Under the terms of the 1995 Plan, all present and future employees are eligible to receive awards under the 1995 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards. A maximum of 1,750,000 shares of common stock is authorized for issuance pursuant to awards made under the 1995 Plan, subject to adjustments in the event of a stock split, stock dividend, or other changes in the common stock as set forth in the 1995 Plan. At year-end 1995, no awards have been made under the 1995 Plan.


NOTE 16. Other Information

  The principal components of "Interest on deposits," "Other income" and "Other expense"
 in the Statement of Consolidated Income are:

(In Thousands)
Year Ended December 31,
                                          1995        1994        1993
-------------------------------------------------------------------------
Interest on deposits:
  Interest checking                      $15,163     $15,802     $15,666
  Regular savings                         20,666      23,723      25,028
  Consumer certificates                  225,832     156,610     143,565
  Money market accounts                   43,300      33,133      32,832
  Certificates of deposit $100,000 and
    over                                  14,764      14,364      22,087
-------------------------------------   ---------   ---------   ---------
    Total                               $319,725    $243,632    $239,178
-------------------------------------   =========   =========   =========
Other income:
  Gain on sale of out-of-state bank card     $--     $11,400         $--
  Other (includes no items in excess of 1%
    of total revenue)                     25,424      24,460      23,909
-------------------------------------   ---------   ---------   ---------
    Total                                $25,424     $35,860     $23,909
-------------------------------------   =========   =========   =========
Other expense:
  Telecommunications and postage expense  $9,623      $8,708      $8,402
  Other (includes no items in excess of 1%
    of total revenue)                     39,877      40,483      30,507
-------------------------------------   ---------   ---------   ---------
    Total                                $49,500     $49,191     $38,909
-------------------------------------   =========   =========   =========
-------------------------------------------------------------------------

NOTE 17. Off-Balance-Sheet Items, Commitments and Contingent
Liabilities

  In the normal course of business, there are outstanding various financial instruments which involve elements of credit and interest rate risk, to varying degrees, that are not recognized in the Consolidated Balance Sheet. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps, options, and forward and exchange rate contracts.

  At December 31, 1995 and 1994, the Company had outstanding loan commitments of $1,271,035,000 and $1,214,470,000, and standby letters of credit approximating $218,208,000 and $214,178,000, respectively. To meet the financing needs of its customers, the Company controls and monitors the credit risk of these financial instruments through credit approvals, limits, and the same credit policy procedures as it does for on-balance-sheet instruments. No material losses are anticipated as a result of these transactions. The Company's loan portfolio is comprised of credit extensions principally to customers in the Commonwealth of Virginia.

  The notional value of total interest rate swaps at December 31, 1995 and 1994 approximated $554,800,000 and $994,500,000, respectively. To hedge against interest rate risk, the Company's swap portfolio consists of $450,000,000 of receive fixed-pay variable swaps which were used primarily to convert fixed rate borrowings to a variable rate and variable rate commercial loans to fixed rate, and $96,800,000 of pay fixed-receive variable swaps used to lock in certain fixed rate funding costs and convert certain fixed rate commercial loans to variable rate. In addition, the Company has also entered into interest rate swap agreements to accommodate the needs of commercial customers. In order to offset the interest rate risk of customer swaps, the Company has executed offsetting transactions with third parties. The notional amount of customer-related swap transactions was $8,000,000 and $18,000,000 at December 31, 1995 and 1994, respectively. The fair value of total interest rate swaps was an unrealized gain of $6,600,000 and an unrealized loss of $29,500,000 at December 31, 1995 and 1994, respectively.

  Financial derivatives may expose the Company to credit risk to the extent of the fair value gain of an instrument, should the counterparty default on its obligation to perform. The Company seeks to reduce credit risk by dealing only with highly rated counterparties and by setting exposure limits based on independent industry ratings from the major rating agencies and other relevant criteria. Furthermore, the Company uses bilateral netting agreements and collateral arrangements to reduce credit risk. Collateral is delivered by either party when the fair value of the transaction exceeds established thresholds of credit risk. At year-end 1995, the Company had net credit risk of $11.0 million to one counterparty. This exposure was below the threshold for receiving collateral. Of the transactions that had negative fair values at year-end 1995, none were above threshold levels requiring the Company to deliver collateral.

  The Company also periodically enters into options, forwards and exchange rate contracts. Such amounts were not material in 1995 or 1994.

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

Medium-term notes, FHLB borrowings, long-term debt and capitalized lease obligations
  The fair values for these borrowings are determined based on interest rates currently available for debt with similar terms and remaining maturities.

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

  The carrying amount and fair value of commitments and standby letters of credit were not material at December 31, 1995 and December 31, 1994.

  The carrying amount and fair value of financial instruments as of December 31, 1995 and December 31, 1994 are as follows:

(In Thousands)                           Carrying       Fair
                                          Amount       Value
---------------------------------------------------------------
December 31, 1995:
Financial assets:
  Cash and due from banks                $338,580     $338,580
  Temporary investments                   208,156      208,156
  Securities available for sale         3,654,887    3,654,887
  Loans, net                            6,206,813    6,198,405

Financial liabilities:
  Deposits                              7,985,898    8,044,645
  Short-term borrowings                 1,129,996    1,129,996
  Medium-term notes and FHLB borrowings   602,950      610,356
  Long-term debt and capitalized lease
    obligations                           158,132      172,216

Interest rate swaps                            --        6,564

December 31, 1994:
Financial assets:
  Cash and due from banks                $274,813     $274,813
  Temporary investments                   198,276      198,276
  Securities available for sale         3,486,381    3,486,381
  Loans, net                            5,662,093    5,428,578

Financial liabilities:
  Deposits                              7,227,244    7,178,417
  Short-term borrowings                 1,102,868    1,102,868
  Medium-term notes and FHLB borrowings   798,000      793,677
  Long-term debt and capitalized lease
    obligations                           158,607      167,864

Interest rate swaps                            --      (29,465)
---------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

KPMG Peat Marwick LLP
Certified Public Accountants

Suite 1900
1021 East Cary Street
Richmond, Virginia 23219-4023


The Board of Directors and Shareholders
Central Fidelity Banks, Inc.:

  We have audited the accompanying consolidated balance sheet of Central Fidelity Banks, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders' equity for each of the years in the three-year period ended December 31, 1995, and the combined balance sheet of the subsidiary banks of Central Fidelity Banks, Inc. as of December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Fidelity Banks, Inc. and subsidiaries at December 31, 1995 and 1994, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, and the combined balance sheet referred to above presents fairly, in all material respects, the financial position of the subsidiary banks of Central Fidelity Banks, Inc. at December 31, 1995 and 1994, all in conformity with generally accepted accounting principles.

  As discussed in note 1 to the consolidated financial statements, Central Fidelity Banks, Inc. and subsidiaries adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1993.


January 12, 1996


1995 GRAPH MATERIAL
CENTRAL FIDELITY BANKS, INC.


                                                 1991        1992        1993        1994        1995
                                              ----------  ----------  ----------  ----------  ----------

Average Earning Assets (In Millions of Dollars)
    Average Securities and Other Earning Asset    2,058       3,206       4,139       3,699       3,715
    Average Loans                                 3,607       3,731       4,250       5,322       5,999

    Total Average Earning Assets                  5,665       6,937       8,389       9,021       9,714


Net Interest Margin
    Yield on Earning Assets                       10.12%       8.52%       7.43%       7.47%       8.04%
    Rate on Interest-bearing Liabilities
      (Relative to Earning Assets)                 5.64%       4.12%       3.45%       3.67%       4.45%

    Net Interest Margin                            4.48%       4.40%       3.98%       3.80%       3.59%


Average Loans (In Millions of Dollars)            3,607       3,731       4,250       5,322       5,999


Loan Yields                                       11.00%       9.55%       8.56%       8.37%       8.87%


Loan Loss Coverage (In Millions of Dollars)
    Provision for Loan Losses                      49.8        99.8        79.5        24.4        26.7

    Net Loan Charge-offs                           49.6        59.0        76.3        19.4        26.7


Allowance for Loan Losses (In Millions of Dollars) 61.0       101.8       105.0       110.0       110.0


Allowance for Loan Losses as a Percentage
  of Net Loans                                     1.69%       2.58%       2.18%       1.91%       1.74%


Year-End Securities Mix
    U.S. Treasury and Agency Securities              --          --          --        14.0%       11.0%
    Mortgage-Backed Securities                       --          --          --        40.0%       36.0%
    CMOs                                             --          --          --        27.0%       27.0%
    Asset-Backed Securities                          --          --          --        13.0%       21.0%
    Other Securities                                 --          --          --         6.0%        5.0%


Year-End Funding Mix
    Deposits                                         --          --          --        78.0%       81.0%
    Short-term Borrowings                            --          --          --        12.0%       11.0%
    Medium-term Borrowings                           --          --          --         9.0%        6.0%
    Long-term Debt                                   --          --          --         1.0%        2.0%


Interest-Bearing Deposit Rates                     6.44%       4.87%       4.09%       4.11%       4.81%


Average Deposits (In Millions of Dollars)
    Interest-bearing Deposits                     4,279       5,181       5,846       5,921       6,644
    Noninterest-bearing Deposits                    592         734         840         903         929

    Total                                         4,871       5,915       6,686       6,824       7,573


Net Income (In Millions of Dollars)                60.4        78.5       102.9        84.9       105.4


Earnings and Dividends Per Share
    Earnings Per Share                            $1.87       $2.25       $2.66       $2.17       $2.65

    Dividends Per Share                           $0.74       $0.82       $1.00       $1.12       $1.18


Book Value Per Share                              13.07       15.66       18.61       15.84       20.56


Average Shareholders' Equity (In Millions of
     Dollars)                                     404.8       503.3       646.8       667.2       753.4


Summary

     Net income for 1995 was $105.4 million, an increase of 24.2% from the $84.9 million reported for 1994. On a per share basis, net income increased 22.1% to $2.65 from $2.17 for 1994, on 1.6% higher average number of shares outstanding.

     Net interest income, on a tax-equivalent basis, was $348.4 million, an increase of 1.6% from $343.0 million in 1994. Noninterest income was $78.8 million compared to $58.4 million in 1994, an increase of 35.0%. Included in 1994 noninterest income was a $28.7 million loss which resulted from the sale of approximately $470 million of fixed rate securities as the Company restructured its balance sheet to lessen its exposure to rapidly changing interest rates, and an $11.4 million profit on the sale of a segment of the bank card portfolio. Excluding the effects of securities transactions for both 1995 and 1994 as well as the profit on the bank card sale in 1994, noninterest income for 1995 increased 3.5%. Noninterest expense declined 2.8% to $238.3 million compared to $245.2 million in 1994. The primary reasons for this decline resulted from lower FDIC insurance premiums and other real estate expense. The provision for loan losses was $26.7 million, an increase of 9.7% from $24.4 million in 1994, reflecting higher consumer charge-offs during 1995.

     Earning assets averaged $9.7 billion, compared to $9.0 billion in 1994, an increase of 7.7%. Total loans, up $677.5 million or 12.7% from 1994, averaged $6.0 billion for 1995. Residential real estate and all categories of consumer loans accounted for the majority of the growth. Securities available for sale grew 1.7% to an average of $3.6 billion in 1995, following a decline of 9.6%, on average, in 1994. Trading account securities averaged $1.1 million, reflecting an increase of 37.5%, which was offset by a 37.2% decline in money market investments.

     Interest-bearing liabilities averaged $8.5 billion, up 8.1% from $7.9 billion in 1994. Interest-bearing deposits increased 12.2% to an average of $6.6 billion. Consumer certificates of deposit accounted for virtually all the growth. An increase in Federal Home Loan Bank and other short-term borrowings also contributed to the growth in funding sources, up 190.3% and 47.3%, to $311.2 million and $62.9 million, on average, respectively.

     Average shareholders' equity grew 12.9% to $753.4 million from $667.2 million in 1994. The return on average shareholders' equity of 13.99% increased from 12.72% in 1994. The book value of common stock per share was $20.56 at December 31, 1995, compared to $15.84 at year-end 1994, representing an increase of 29.8%. The closing price of the Company's common stock as of December 31, 1995 was $32.00, which represents a market to book value ratio of 156%.


----------------------------------------------------------------------------------
TABLE 1  Changes in Earnings Per Share
                                                  1995/1994    1994/199   1993/199
----------------------------------------------------------------------------------
Net income for 1994, 1993 and 1992, respectively      $2.17      $2.66      $2.25

Increase (decrease) attributable to:
  Net interest income                                  0.14       0.28       0.77
  Provision for loan losses                           (0.06)      1.41       0.52
  Noninterest income                                   0.51      (1.72)      0.27
  Noninterest expense                                  0.17      (0.56)     (0.58)
  Income taxes                                        (0.25)      0.13      (0.35)
  Average shares outstanding                          (0.03)     (0.03)     (0.22)
----------------------------------------------------------------------------------
    Net increase (decrease)                            0.48      (0.49)      0.41
----------------------------------------------------------------------------------

Net income for 1995, 1994 and 1993, respectively      $2.65      $2.17      $2.66
-------------------------------------------------   =======    =======    =======
----------------------------------------------------------------------------------


-------------------------------------------------------------------------
TABLE 2  Selected Ratios

Year Ended December 31,
                                          1995       1994       1993
-------------------------------------------------------------------------
Percentage of net income to:
  Average shareholders' equity             13.99 %    12.72 %    15.91 %
  Average total assets                      1.03       0.89       1.16
Percentage of dividends per share
  to net income per share                  44.53      51.61      37.59
Percentage of average total shareholders' equity
  to average total assets                   7.36       7.01       7.27
-------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
TABLE 3  Selected Financial Data

(In Thousands, except share and per share data)                                                  Percent
                                                                                                  Change
                                                                                           --------------------
                                  1995        1994        1993        1992        1991     1995/1994  1994/1993
-----------------------------------------------------------------------------------------------------------------
Results of Operations (Taxable
  Equivalent Basis)
  Interest income                $780,695    $673,731    $623,645    $591,076    $573,187      15.9 %      8.0 %
  Interest expense                432,295     330,691     289,731     285,697     319,365      30.7       14.1
------------------------------------------------------------------ ----------- ------------
    Net interest margin           348,400     343,040     333,914     305,379     253,822       1.6        2.7
  Provision for loan losses        26,713      24,359      79,509      99,757      49,810       9.7      (69.4)
------------------------------------------------------------------ ----------- ------------
    Net income from earning assets321,687     318,681     254,405     205,622     204,012       0.9       25.3
  Noninterest income               78,770      58,359     125,803     115,422      78,942      35.0      (53.6)
  Noninterest expense             238,329     245,223     223,298     200,833     190,406      (2.8)       9.8
------------------------------------------------------------------ ----------- ----------------
    Income before income taxes    162,128     131,817     156,910     120,211      92,548      23.0      (16.0)
  Income tax expense               56,758      46,953      53,993      41,695      32,113      20.9      (13.0)
------------------------------------------------------------------ ----------- ----------------
    Net income                   $105,370     $84,864    $102,917     $78,516     $60,435      24.2      (17.5)
------------------------------  =========   =========   =========   =========   =========

Per Share
  Net income                        $2.65       $2.17       $2.66       $2.25       $1.87      22.1 %    (18.4)%
  Cash dividends declared           $1.18       $1.12       $1.00       $0.82       $0.74       5.4       12.0
  Average common shares
      outstanding               39,784,750  39,163,599  38,737,447  34,962,561  32,396,301       1.6        1.1
Daily Averages for the Year
  Total assets                $10,230,710  $9,512,447  $8,900,247  $7,416,919  $6,083,792       7.6 %      6.9 %
  Loans                         5,999,371   5,321,848   4,250,089   3,730,625   3,606,906      12.7       25.2
  Earning assets                9,713,659   9,021,290   8,389,175   6,937,150   5,665,342       7.7        7.5
  Deposits                      7,572,851   6,823,793   6,685,916   5,914,733   4,871,463      11.0        2.1
  Shareholders' equity            753,411     667,150     646,826     503,313     404,817      12.9        3.1
-----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
TABLE 4  Analysis of Changes in the Components of Net Interest Earnings (Taxable Equivalent Basis)

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



(In Thousands)                         1995 Compared to 1994         1994 Compared to 1993
                                     Increase (Decrease) due to    Increase (Decrease) due to
                                      Volume    Rate     Total      Volume    Rate     Total
----------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial real
      estate                           $5,778  $12,874  $18,652     $19,601   $4,706  $24,307
    Construction                        1,152    4,904    6,056      (2,769)   3,364      595
    Residential real estate            14,462      356   14,818      40,415   (4,084)  36,331
    Consumer second mortgage            6,653    2,436    9,089       7,037     (824)   6,213
    Installment                        16,879    5,533   22,412      11,547   (6,050)   5,497
    Bank card                          15,483      (10)  15,473      11,685   (2,750)   8,935
------------------------------------                   -------------                 -----------
        Total loans                    59,120   27,380   86,500      90,555   (8,677)  81,878
  Assets available for sale:
    Securities:
      U.S. Government and agencies     (7,273)  12,887    5,614      63,629  (50,704)  12,925
      States and political subdivisions(2,233)     830   (1,403)      3,469   (5,636)  (2,167)
      Other                            13,835    3,198   17,033      (6,409) (35,575) (41,984)
------------------------------------                   -------------                 -----------
                                        3,868   17,376   21,244      61,207  (92,433) (31,226)
    Loans                                 (81)      52      (29)       (456)     198     (258)
------------------------------------                   -------------                 -----------
        Total assets available for sale 3,799   17,416   21,215      60,772  (92,256) (31,484)
  Money market investments             (2,394)   1,613     (781)     (2,149)   1,830     (319)
  Trading account securities               27        3       30          (2)      13       11
------------------------------------                   -------------                 -----------
        Total interest-earning assets  53,684   53,280  106,964      47,195    2,891   50,086
------------------------------------                   -------------                 -----------
Interest-bearing liabilities:
  Interest checking                       (79)    (560)    (639)        750     (614)     136
  Regular savings                      (2,823)    (234)  (3,057)        810   (2,115)  (1,305)
  Consumer certificates                47,314   21,907   69,221      15,618   (2,573)  13,045
  Money market accounts                   947    9,220   10,167      (2,629)   2,930      301
  Certificates of deposit $100,000
    and over                           (2,929)   3,329      400      (9,261)   1,538   (7,723)
  Federal funds purchased and repos    (4,166)  17,673   13,507         747   11,672   12,419
  Other short-term borrowings             946      751    1,697         526      474    1,000
  Medium-term notes                   (11,720)   5,628   (6,092)     10,551    4,903   15,454
  Federal Home Loan Bank borrowings    13,400      734   14,134       6,343       63    6,406
  Long-term debt                          (34)   2,331    2,297        (192)   1,468    1,276
  Capitalized lease obligations           (33)       2      (31)        (50)       1      (49)
------------------------------------                   -------------                 -----------
        Total interest-bearing
          liabilities                  28,289   73,315  101,604      18,761   22,199   40,960
------------------------------------                   -------------                 -----------
Net interest earnings                 $25,469 ($20,109)  $5,360     $28,434 ($19,308)  $9,126
------------------------------------                    =======                        ======
----------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
TABLE 5  Average Balances and Interest Rates (Taxable Equivalent Basis)

  The following table shows the average balance sheets for each of the years ended December 31,
1995, 1994 and 1993. In addition,  the amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities,  together with the rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the computation of yields, upon which they had an immaterial effect. Interest on earning assets is on a taxable equivalent basis,  which was computed using the federal corporate income tax rate of 35% for all three years.

(In Millions)
                                            1995                   1994                    1993
---------------------------------------------------------------------------------------------------------
                                  Average         Yield/  Average        Yield/   Average        Yield/
                                  Balance  Interes Rate   Balance Interes Rate    Balance Interes Rate
---------------------------------------------------------------------------------------------------------
Assets
---------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial
      real estate                 $1,903.8 $164.6  8.65 %$1,833.1 $146.0  7.96 % $1,585.1 $121.7  7.67 %
    Construction                     308.2   30.3  9.84     294.7   24.3  8.24      331.2   23.7  7.15
    Residential real estate        1,584.1  114.5  7.23   1,383.9   99.6  7.20      825.9   63.3  7.67
    Consumer second mortgage         578.3   56.4  9.75     509.2   47.3  9.28      433.5   41.1  9.47
    Installment                      971.9   80.8  8.32     764.8   58.4  7.64      619.2   52.9  8.55
    Bank card                        647.9   85.0 13.12     529.9   69.5 13.12      441.6   60.5 13.72
-----------------------------------------------------    -------------------     -------------------
                                   5,994.2  531.6  8.87   5,315.6  445.1  8.37    4,236.5  363.2  8.57
  Assets available for sale:
    Securities:
      U.S. Government and agencies 2,529.2  166.4  6.58   2,645.6  160.8  6.08      747.4   45.9  6.14
      States and political
        subdivisions                 133.2   11.1  8.35     160.4   12.5  7.80       43.4    3.5  8.03
      Other                          972.1   66.4  6.83     767.3   49.4  6.43      230.4   12.0  5.22
-----------------------------------------------------    -------------------     -------------------
                                   3,634.5  243.9  6.71   3,573.3  222.7  6.23    1,021.2   61.4  6.01
    Loans                              5.1    0.4  7.87       6.2    0.4  6.95       13.6    0.7  5.08
-----------------------------------------------------    -------------------     -------------------
                                   3,639.6  244.3  6.71   3,579.5  223.1  6.23    1,034.8   62.1  6.00
  Investment securities:
    U.S. Government and agencies        --     --    --        --     --    --    1,516.7  102.0  6.73
    States and political subdivisions   --     --    --        --     --    --      137.4   11.2  8.15
    Other                               --     --    --        --     --    --    1,279.0   79.3  6.20
-----------------------------------------------------    -------------------     -------------------
                                        --     --    --        --     --    --    2,933.1  192.5  6.56
  Money market investments            78.8    4.7  5.91     125.4    5.4  4.33      184.0    5.8  3.13
  Trading account securities           1.1    0.1  8.37       0.8    0.1  7.98        0.8     --  6.18
-----------------------------------------------------    -------------------     -------------------
      Total interest-earning assets9,713.7 $780.7  8.04 % 9,021.3 $673.7  7.47 %  8,389.2 $623.6  7.43 %
-------------------------------------------======        ---------======         ---------======
Noninterest-earning assets:
  Cash and due from banks            278.4                  270.7                   248.3
  Premises and equipment, net        149.0                  145.7                   145.6
  Other assets                       199.6                  184.7                   222.1
  Allowance for loan losses         (110.0)                (110.0)                 (105.0)
-------------------------------------------              ---------               ---------
      Total assets               $10,230.7               $9,512.4                $8,900.2
---------------------------------=========                =======                 =======


Liabilities and Shareholders' Equity

---------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                 $660.1  $15.2  2.30 %  $663.4  $15.8  2.38 %   $632.4  $15.7  2.48 %
  Regular savings                    742.5   20.7  2.78     843.9   23.7  2.81      816.8   25.0  3.06
  Consumer certificates            3,946.4  225.8  5.72   3,088.7  156.6  5.07    2,781.4  143.6  5.16
  Money market accounts            1,035.9   43.3  4.18   1,007.8   33.1  3.29    1,091.8   32.8  3.01
  Certificates of deposit
    $100,000 and over                258.5   14.8  5.71     316.9   14.4  4.53      523.5   22.1  4.22
  Federal funds purchased and repos  999.3   57.7  5.77   1,095.5   44.2  4.03    1,070.9   31.7  2.97
  Other short-term borrowings         62.9    3.3  5.34      42.7    1.7  3.89       26.4    0.7  2.51
  Medium-term notes                  323.5   19.3  5.97     537.7   25.4  4.72      292.4    9.9  3.40
  Federal Home Loan Bank borrowings  311.2   20.5  6.60     107.2    6.4  5.98         --     --    --
  Long-term debt                     150.4   11.0  7.30     151.0    8.7  5.75      154.9    7.4  4.78
  Capitalized lease obligations        8.0    0.7  8.85       8.3    0.7  8.82        8.9    0.8  8.81
-----------------------------------------------------    -------------------     -------------------
      Total interest-bearing
        liabilities                8,498.7 $432.3  5.09 % 7,863.1 $330.7  4.21 %  7,399.4 $289.7  3.92 %
-------------------------------------------======        ---------======         ---------======
Noninterest-bearing liabilities:
  Demand deposits                    929.4                  903.2                   840.1
  Other                               49.2                   78.9                    13.9
------------------------------------------------         -------------           -------------
                                     978.6                  982.1                   854.0
Shareholders' equity                 753.4                  667.2                   646.8
------------------------------------------------         -------------           -------------
      Total liabilities and
        shareholders' equity     $10,230.7               $9,512.4                $8,900.2
---------------------------------=========                =======                 =======
Net interest earnings                      $348.4                 $343.0                  $333.9
---------------------------------          ======                 ======                  ======
Net interest spread                                2.95 %                 3.26 %                  3.51 %
---------------------------------                  ====                   ====                    ====
Net interest margin                                3.59 %                 3.80 %                  3.98 %
---------------------------------                  ====                   ====                    ====
Fees included in loan income                $11.5                  $14.1                    $8.4
---------------------------------          ======                 ======                  ======
Taxable equivalent adjustment                $7.7                   $7.9                    $9.7
---------------------------------          ======                 ======                  ======
---------------------------------------------------------------------------------------------------------

Net Interest Income

     Net interest income, the primary source of the Company's earnings, is the amount by which interest and fee income earned on earning assets exceeds interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities available for sale, money market investments and trading account securities. Interest-bearing liabilities consist of deposits and borrowings. Net interest income is impacted by the volume, mix, and the general level of interest rates among earning assets and interest-bearing liabilities.

     On a tax-equivalent basis, net interest income for 1995 was $348.4 million, an increase of 1.6% from 1994. This moderate growth resulted primarily from higher levels of average earning assets. Higher funding costs during 1995 resulted in the Company's net interest margin declining 21 basis points from 3.80% to 3.59%. Average earning assets for 1995 grew $692.4 million, or 7.7%. This growth produced $107.0 million additional income, an increase of 15.9% from 1994. Average interest-bearing liabilities increased $635.6 million, or 8.1% from 1994, and interest expense increased $101.6 million or 30.7% over 1994. The yield on average earning assets increased 57 basis points during 1995 but was offset by an increase of 88 basis points on the cost of interest-bearing liabilities.

     During 1995, the Company's interest rate swap activities resulted in a decline in interest income of $2.2 million and an increase in interest expense of $1.7 million compared to a $1.6 million increase in interest income and a decrease of $3.5 million in interest expense for 1994. The Company's interest rate swap activities resulted in a reduction of net interest income of $3.9 million during 1995 and an increase of net interest income of $5.1 million for 1994.

     In 1995, total loans grew $677.5 million, or 12.7% to an average of $6.0 billion. Residential real estate and all categories of consumer loans accounted for the majority of the increase. Residential real estate loans rose 14.3% to an average of $1.6 billion, following a 65.6% growth in 1994. Consumer second mortgage loans increased 13.6%, averaging $578.3 million. Installment loans averaged $971.9 million, reflecting growth of 27.1% compared to 1994. Bank card loans rose $118.0 million, an increase of 22.3% and averaged $647.9 million. When compared with the 1994 levels, commercial and commercial real estate and construction loans registered increases of 3.9% and 4.6%, respectively. Securities available for sale averaged $3.6 billion, reflecting an increase of 1.7%. This follows a decline of 9.6% in 1994 due to the sale of fixed rate securities in an effort by the Company to reduce its exposure to changes in interest rates. Money market investments, consisting primarily of federal funds sold and securities purchased under agreements to resell, declined 37.2% to an average of $78.8 million. In 1995, the yield on average earning assets gained 57 basis points to 8.04%, due primarily to higher yields on most categories of earning assets.

     In 1995, core deposits increased $807.3 million to an average of $7.3 billion, an increase of 12.4%, following a 5.6% increase in 1994. Deposit growth was impacted by the acquisition, on June 9, 1995, of fourteen branches and approximately $453 million of core deposits from Household Bank, f.s.b. Other deposit categories contributing to 1995 growth were consumer certificates, which increased $857.7 million to $3.9 billion, or 27.8% from 1994, and money market accounts which grew 2.8% to an average of $1.0 billion. Regular savings and interest checking showed declines of 12.0% and .5%, averaging $742.5 million and $660.1 million, respectively. Certificates of deposit $100,000 and over declined 18.4%, on average, compared to 1994. Federal Home Loan Bank borrowings and other short-term borrowings increased 190.3% and 47.3% to averages of $311.2 million and $62.9 million, respectively. The decline in medium-term notes of 39.8%, averaging $323.5 million, resulted from notes maturing during 1995 and the use of other lower cost funding sources. Federal funds purchased and repos showed an 8.8% decline over 1994. Long-term debt and capitalized lease obligations declined slightly to an average of $158.4 million. In 1995, the cost of interest-bearing liabilities increased 88 basis points to 5.09%, due primarily to the higher interest rate environment.

     Table 5 presents the components of net interest income on a taxable equivalent basis. Interest earned on certain tax-exempt loans and investment securities has been increased by an amount equivalent to the taxes that would have been paid on taxable assets at the federal statutory rate.

Loans

     Loans represent the highest yielding and largest component of earning assets. In 1995, total loans grew 12.7% to an average of $6.0 billion compared to $5.3 billion from the prior year. This growth reflected an increased demand in consumer lending activities. The average yield on the loan portfolio increased 50 basis points to 8.87% from 8.37% in 1994. The average prime rate was 8.69% in 1995 compared to 7.08% in 1994.

     Commercial and commercial real estate loans averaged $1.9 billion, a 3.9% increase from $1.8 billion in 1994. The average yield was up 69 basis points to 8.65% compared to 1994, reflective of the higher average prime rate during 1995. Construction loans grew 4.6%, or $13.5 million to an average of $308.2 million, following an 11.0% decline in 1994. The average yield of 9.84%, was up 160 basis points over 1994.

     Residential first mortgage loans averaged $1.6 billion, an increase of 14.3% compared to 1994, following an increase of 65.6% in 1994. During 1995, higher mortgage interest rates negatively impacted new first mortgage loan originations as well as refinancing activity. The average yield on the residential first mortgage loan portfolio increased slightly to 7.23% from 7.20% in 1994.

     Consumer second mortgage loans, which consist of second mortgage loans and home equity lines of credit, averaged $578.3 million, a 13.6% increase over 1994. The average yield was up 47 basis points to 9.75%. Installment loans averaged $971.9 million, representing growth of 27.1%. The average yield on installment loans was 8.32%, up 68 basis points from 7.64% in 1994. Bank card loans grew 22.3% to an average of $647.9 million. The average yield remained flat at 13.12%, and is indicative of the competitiveness in the bank card industry.

     There are no foreign loans within the portfolio or credits to finance leveraged buyouts or other highly leveraged transactions.


---------------------------------------------------------------------------------------------------------
TABLE 6  Average Loans

(In Thousands) Year Ended December 31,
                                                                                               Percent
                                                                                               Change
                                  1995         1994         1993         1992         1991    1995/1994
---------------------------------------------------------------------------------------------------------
Commercial and commercial
  real estate                  $1,903,759   $1,833,077   $1,585,135   $1,542,712   $1,560,323      3.9 %
Construction                      308,239      294,753      331,162      422,029      518,131      4.6
Residential real estate         1,589,223    1,390,149      839,496      397,512      216,117     14.3
Consumer second mortgage          578,316      509,173      433,552      394,024      346,074     13.6
Installment                       971,878      764,778      619,172      559,588      551,820     27.1
Bank card                         647,956      529,918      441,572      414,760      414,441     22.3
--------------------------------------------------------------------  -----------  ------------------
  Total loans                  $5,999,371   $5,321,848   $4,250,089   $3,730,625   $3,606,906     12.7 %
-------------------------------==========   ==========   ==========   ==========   ==========
---------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------
TABLE 7  Sensitivity of Loan Portfolio to Changes in Interes Rates

  At December 31, 1995, the total commercial and construction loans due after one year are categorized according to interest rate sensitivity as follows:

(In Thousands)

--------------------------------------------------------------------
Loans having floating or adjustable interest rates              $--
Loans with fixed or predetermined interest rates            932,890
--------------------------------------------------------------------
  Total                                                    $932,890
---------------------------------------------------------  ========
--------------------------------------------------------------------


----------------------------------------------------------------------------------------
TABLE 8  Loan Maturities

  Scheduled principal repayments of loans outstanding for commercial and construction loans at
December 31, 1995 are as follows:
(In Thousands)

----------------------------------------------------------------------------------------
                                                        One
                                         One Year     Through    Over Five
                                          or Less    Five Years    Years        Total
----------------------------------------------------------------------------------------
Commercial and commercial real estate   $1,082,976    $497,296    $404,121   $1,984,393
Construction                               258,711       6,894      24,579      290,184
-----------------------------------------------------------------------------------------------
  Total                                 $1,341,687    $504,190    $428,700   $2,274,577
----------------------------------------==========   ==========  ==========  ==========
----------------------------------------------------------------------------------------
  As is common in the banking industry, the timing of actual principal repayments is expected to vary significantly from the scheduled repayments due to renewal of certain loans at their maturities.

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

     The allowance for loan losses at December 31, 1995 was $110.0 million, the same as year-end 1994. At December 31, 1995, the allowance for loan losses was 1.74% of loans, compared to 1.91% at December 31, 1994. The provision for loan losses totalled $26.7 million for 1995, an increase of $2.3 million compared to $24.4 million in 1994. The increase in the provision is consistent with comparable increases in charge-offs from year to year. Net charge-offs amounted to $26.7 million for 1995, compared with $19.4 million for 1994. The ratio of provision for loan losses declined slightly from .46% to .45% for 1995, and the ratio of net charge-offs to average loans increased from .36% to
 .45%. Table 9 provides an analysis of the allowance for loan losses for the years 1991 through 1995, including gross charge-offs and recoveries for the five year period.

     Nonperforming assets as of December 31, 1995 were $65.9 million or .61% of total assets compared to $90.3 million or .90% of total assets a year ago. At December 31, 1995, nonperforming assets were 1.04% of loans and foreclosed properties, compared to 1.56% at December 31, 1994. The lower level of nonperforming assets was the result of improved real estate markets across the Commonwealth of Virginia and continued success in problem loan resolution. At December 31, 1995, the allowance for loan losses to nonperforming assets was 166.9% compared to 121.8% at December 31, 1994. Asset quality continued to improve in the commercial, commercial real estate and construction loan portfolios during 1995. Higher consumer loan delinquencies, however, resulted in increased charge-offs, a trend expected to continue into 1996. This is, in part, a reflection of conditions in consumer banking throughout our industry, as well as increased volume. In response, our underwriting criteria have been strengthened and collection efforts enhanced. Table 13 shows the distribution of nonperforming assets by geographic region and loan category.


---------------------------------------------------------------------------------------------------------
TABLE 9  Selected Loan Loss Data

(In Thousands) Year Ended December 31,
                                             1995         1994         1993         1992         1991
---------------------------------------------------------------------------------------------------------
Balance at beginning of year                $110,000     $105,000     $101,800      $61,000      $60,806
Provision charged to expense                  26,713       24,359       79,509       99,757       49,810
-----------------------------------------------------------------------------------------------------------
                                             136,713      129,359      181,309      160,757      110,616
Loans charged off:
  Commercial and commercial real estate        5,101        8,288       27,995       17,091       20,092
  Construction                                   735        4,744       39,031       27,793       14,393
  Residential real estate                        344          173           64            4           32
  Installment                                 14,983        5,989        5,841        6,273        5,949
  Bank card                                   25,118       15,203       13,797       16,408       15,587
-----------------------------------------------------------------------------------------------------------
    Total charge-offs                         46,281       34,397       86,728       67,569       56,053
-----------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and commercial real estate        8,962        4,281        3,162        1,967        2,083
  Construction                                 3,171        4,425          392        1,557           69
  Residential real estate                         18           20           23            3            2
  Installment                                  4,429        3,456        3,508        2,656        2,099
  Bank card                                    2,988        2,856        3,334        2,429        2,184
-----------------------------------------------------------------------------------------------------------
    Total recoveries                          19,568       15,038       10,419        8,612        6,437
-----------------------------------------------------------------------------------------------------------
    Net charge-offs                           26,713       19,359       76,309       58,957       49,616
-----------------------------------------------------------------------------------------------------------
Balance at end of year                      $110,000     $110,000     $105,000     $101,800      $61,000
------------------------------------------  ========      =======      =======      =======      =======
Average loans                             $5,999,371   $5,321,848   $4,250,089   $3,730,625   $3,606,906
Loans at year-end                         $6,316,813   $5,772,093   $4,812,509   $3,953,354   $3,619,218
Ratio of provision for loan losses to
  average loans                                 0.45%        0.46%        1.87%        2.67%        1.38%
Ratio of net charge-offs to average loans       0.45%        0.36%        1.80%        1.58%        1.38%
Ratio of allowance for loan losses to
  loans at year-end                             1.74%        1.91%        2.18%        2.58%        1.69%
---------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
TABLE 10  Allocated Allowance for Loan Losses

  The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is based on the same judgmental criteria discussed earlier in determining the level of the allowance and should not be interpreted as an indication that charge-offs in 1996 will occur in these amounts or proportions, or that the allocation indicates future trends. The allocation of the allowance at December 31 for the years indicated and the ratio of the related outstanding loan balances to total loans are as follows:

(In Thousands)
December 31,

------------------------------------------------------------------------------------------------------------------------
                        Ratio of              Ratio of             Ratio of             Ratio of             Ratio of
                        Loans to              Loans to             Loans to             Loans to             Loans to
                       Total Loans           Total Loans          Total Loans          Total Loans          Total Loans
              AllowanceOutstanding  AllowanceOutstanding AllowanceOutstanding AllowanceOutstanding AllowanceOutstanding
------------------------------------------------------------------------------------------------------------------------
Commercial and
  commercial
  real estate  $47,194       31.4 %  $62,724      32.5 %  $61,956      35.5 %  $40,166      39.9 %  $24,377      42.5 %
Construction    11,896        4.6     17,835       5.3     18,803       6.0     36,184       8.8     21,351      13.3
Residential
  real estate    2,733       25.7      1,789      27.0      1,318      24.4      1,018      14.9        300       7.1
Installment     14,917       22.3      5,917      20.6      5,497      19.0      6,108      20.3      3,672      20.3
Bank card       33,260       16.0     21,735      14.6     17,426      15.1     18,324      16.1     11,300      16.8
------------------------------------------------------------------------------------------------------------------------
  Total       $110,000      100.0 % $110,000     100.0 % $105,000     100.0 % $101,800     100.0 %  $61,000     100.0 %
--------------========   ========   ========  ========   ========  ========   ========  ========   ========  ========
------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------
TABLE 11  Nonaccrual, Past-Due and Restructured Loans

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

--------------------------------------------------------------------------
(In Thousands) December 31,
                               1995     1994     1993     1992     1991
--------------------------------------------------------------------------
Nonaccrual loans              $48,763  $67,534  $93,349  $84,401  $35,853
Past-due loans (not including
  nonaccrual loans):
  Commercial and construction   1,159    1,195    1,887    9,369    8,542
  Residential real estate       7,941    2,255      670      134      306
  Installment                   4,028    2,028      681    2,271    3,300
  Bank card                     7,855    5,562    3,104    3,413    4,363
-----------------------------------------------------------------------------
                               20,983   11,040    6,342   15,187   16,511
Restructured loans (in
  accrual status)                  --       --      606      260    1,635
-----------------------------------------------------------------------------
    Total                     $69,746  $78,574 $100,297  $99,848  $53,999
----------------------------- =======  ======= ========  =======  =======
--------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
TABLE 12  Loan Distribution

(In Thousands) December 31,
                                                                                         Percent
                                                                                          Change
                                    1995       1994       1993       1992       1991    1995/1994
----------------------------------------------------------------------------------------------------
Commercial and commercial real
  estate                         $1,984,393 $1,879,499 $1,711,092 $1,576,744 $1,537,611       5.6 %
Construction                        290,184    305,457    289,199    347,685    483,026      (5.0)
Residential real estate           1,625,651  1,558,429  1,174,051    589,133    256,863       4.3
Consumer second mortgage            613,097    552,301    458,294    411,708    377,009      11.0
Installment                       1,046,536    871,115    670,487    593,065    537,258      20.1
Bank card                           756,952    605,292    509,386    435,019    427,451      25.1
---------------------------------------------------------------------------------------------
  Total loans                    $6,316,813 $5,772,093 $4,812,509 $3,953,354 $3,619,218       9.4 %
-------------------------------- ==========  =========  =========  =========  =========
----------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
TABLE 13  Distribution of Loan Portfolio and Nonperforming Assets by Region


(In Thousands) December 31, 1995
                                 Capital    Eastern   Northern    Western  Southwestern
                                 Region     Region     Region     Region     Region   Consolidated
-------------------------------------------------------------------------------------------------
Commercial and commercial real
  estate                         $333,512   $748,297   $321,729   $332,033   $248,822 $1,984,393
Construction                       68,492     70,402     89,153     36,559     25,578    290,184
Residential real estate           365,341    295,567    296,650    494,975    173,118  1,625,651
Consumer second mortgage          111,292    118,421     69,397    242,064     71,923    613,097
Installment                       329,133    136,535     78,888    358,353    143,627  1,046,536
Bank card                         241,049    149,245    209,813    119,507     37,338    756,952
------------------------------------------------------------------------------------------------------
  Loans*                       $1,448,819 $1,518,467 $1,065,630 $1,583,491   $700,406 $6,316,813
------------------------------- =========  =========  =========  =========  =========  =========

Nonaccrual loans                   $3,139    $10,530    $25,349     $5,065     $4,680    $48,763
Foreclosed properties                 991      4,718      8,956        305      2,166     17,136
------------------------------------------------------------------------------------------------------
  Nonperforming assets             $4,130    $15,248    $34,305     $5,370     $6,846    $65,899
------------------------------- =========  =========  =========  =========  =========  =========
Ratio of nonperforming assets to
  loans and foreclosed properties    0.28%      1.00%      3.19%      0.34%      0.97%      1.04%
-------------------------------------------------------------------------------------------------
*  Includes nonaccrual loans.

Securities Available for Sale

     The Company classifies substantially all of its securities as available for sale and reports them at fair value. Unrealized gains or losses are reported on the balance sheet as a separate component of shareholders' equity, net of any deferred tax provision.

     At December 31, 1995, the Company had $3.7 billion in securities available for sale, compared with $3.5 billion at year-end 1994.

     The fair value of securities available for sale, at year-end 1995, exceeded amortized cost by $36.7 million, resulting in a $23.9 million after-tax addition to shareholders' equity. This represents a significant reversal from year-end 1994, when the portfolio had an unrealized loss of $157.3 million, resulting in a $102.2 million after-tax reduction of shareholders' equity.

     The change in the composition of the portfolio in 1995 reflects the emphasis on asset-backed securities, which grew to 21% of the portfolio, compared to 13% at the end of 1994. Mortgage-backed securities decreased slightly to 36% of the portfolio following the sale of certain adjustable rate securities during the fourth quarter. Collateralized mortgage obligations remained at 27% of securities.

     The average yield on securities available for sale in 1995 was 6.71%, compared with 6.23% in 1994. The expected weighted average life of the portfolio shortened to 3.7 years, compared with 4.4 years at year-end 1994. This shortening is attributed to the aging of the securities held in the portfolio as well as faster prepayment assumptions.

     Going forward, the Company expects that maturities and cash flows from the investment portfolio will be used primarily to fund loan growth.


---------------------------------------------------------------------------------------
TABLE 14  Securities Available for Sale

  The carrying value of securities available for sale at the dates indicated was:

(In Thousands) December 31,
                                                       1995        1994        1993
---------------------------------------------------------------------------------------
U.S. Government and agencies                        $2,342,541  $2,516,781  $3,193,391
States and political subdivisions                      124,380     142,530     170,981
Other                                                1,187,966     827,070     735,734
-------------------------------------------------------------------------------------------
  Total securities available for sale               $3,654,887  $3,486,381  $4,100,106
---------------------------------------------------  =========   =========   =========
---------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
TABLE 15  Securities Maturities, Expected Principal Repayments, and Expected Yields

  The table below shows the weighted average expected yields, maturities and expected principal repayment at carrying value, of securities available for sale at December 31, 1995:

(In Thousands)
                                             Maturity or Expected Principal Repayment
--------------------------------------------------------------------------------------------------------
                                         After One Bu     After Five But
                   Within One Year   Within Five Year  Within Ten Year After Ten Years             Total
                  Amount  Yield     Amount   Yield     Amount  Yield   Amount  Yield    Amount   Yield
--------------------------------------------------------------------------------------------------------
U.S. Government and
  agencies:
    U.S. Treasury     $--    -- %   $275,605  6.18 %       $--   -- %      $--   -- %   $275,605 6.18 %
    Federal agenc      --    --      107,606  4.96          --   --         --   --      107,606 4.96
    Mortgage-backed
      obligations 182,899  6.63    1,067,472  6.69     708,959 6.72         --   --    1,959,330 6.70
                 ---------------- ----------------   ---------------- ----------------------------------
                  182,899  6.63    1,450,683  6.47     708,959 6.72         --   --    2,342,541 6.56
                 ---------------- ----------------   ---------------- ----------------------------------
States and political
  subdivisions     23,961  8.08       30,958  8.47      49,411 7.82     20,050 9.46      124,380 8.29
                 ---------------- ----------------   ---------------- ----------------------------------
Other:
  Whole loan
    mortgage-back  12,501  7.15      346,030  6.85          --   --         --   --      358,531 6.86
  Asset-backed    152,579  7.38      603,208  6.62          --   --         --   --      755,787 6.77
  Other            25,251  6.42       48,397  6.99          --   --         --   --       73,648 6.79
                 ---------------- ----------------   ---------------- ----------------------------------
                  190,331  7.24      997,635  6.72          --   --         --   --    1,187,966 6.80
--------------------------------- ----------------   ---------------- ----------------------------------
  Total          $397,191  7.01 % $2,479,276  6.59 %  $758,370 6.79 %  $20,050 9.46 % $3,654,887 6.69 %
-----------------=========         =========         =========        =========       ==========
--------------------------------------------------------------------------------------------------------

Asset/Liability Management

     The purpose of the Asset/Liability process is the effective management of interest rate risk (IRR) through the proper supervision of lending, investment, funding, and off-balance-sheet activities. The Asset/Liability Committee meets regularly to review the following topics: current and predicted economic conditions, interest rate trends, loan strategies, investment strategies, funding strategies, interest rate risk, liquidity, off-balance-sheet positions and earnings forecasts.

     The primary tool for IRR measurement is an earnings simulation model which has been used and refined over many years. The model projects changes to the balance sheet and earnings over two twelve-month periods using four standard interest rate scenarios: 1) a base case scenario which is management's expected path of interest rates, 2) an up rate scenario that measures the Company's exposure to increasing rates up to 200 basis points in increments of 50 basis points occurring over the first three months of the forecast period, 3) a down rate scenario of 200 basis points as described in 2 above, and 4) no change in rates. Policy of the Company requires that projected earnings not vary more than 10% from the flat rate scenario over the first twelve-month horizon. At year-end 1995, the Company's exposure to either up or down rates was well within the Company's prescribed policy guidelines.

     In addition to earnings simulation, the Company also uses a static gap report to measure it's general exposure to repricing risk at a point in time. As a result of the Company's acquisition of the Virginia deposits of Household Bank, f.s.b. and other steps to reduce its exposure to rising rates, the one year cumulative gap was reduced from a negative 11.96% of earning assets at year-end 1994 to negative 2.00% at year-end 1995 as shown in Table 20 on page 47. The Company anticipates maintaining a neutral exposure to interest rate changes.

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

     The notional amount of the Company's off-balance-sheet swap portfolio, at December 31, 1995, was $546.8 million, down from $976.5 million at year-end 1994. The related fair value, or unrecognized gains (losses), of these derivative financial instruments was $6.6 million and ($29.5) million at December 31, 1995 and 1994, respectively. As shown on Table 17, the swap portfolio consists principally of contracts wherein the Company receives a fixed rate of interest and pays a variable rate, typically three-month LIBOR.

     During 1992 and 1993, the Company utilized financial derivatives in its strategy of increasing liability sensitivity, which produced earnings
in an environment of declining interest rates.   The Company entered into
interest rate swaps to receive a fixed rate of interest and pay a variable rate. In the implementation of this strategy, the use of off-balance-sheet derivatives was limited compared to the size of various on-balance-sheet instruments, namely fixed rate securities and short-term borrowings, which were the predominant vehicles for pursuing liability sensitivity. Conversely, when interest rates began rising in 1994, the Company sought to reduce its liability sensitivity and entered into interest rate swaps to pay a fixed rate and receive a variable rate.

     Market values of derivatives transactions fluctuate based upon movements in the underlying financial indices such as interest rates. Market values are monitored on a monthly basis through external pricing mechanisms and then tested by using internal calculations. The Company's objective measurement system together with risk limits and timely reporting to senior management help to mitigate the possibility of any gain or loss recognition on the Company's interest rate swaps.
In the event that a derivative product were terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the remaining life of the underlying hedged asset or liability. In 1995 and 1994, the Company did not terminate any derivatives transactions prior to contractual maturity. Unrecognized gains and losses as of December 31, 1995 are noted in Table 17.

     Financial derivatives may expose the Company to credit risk to the extent of the fair value gain of an instrument, should the counterparty default on its obligation to perform. The Company seeks to reduce credit risk by dealing only with highly rated counterparties and by setting exposure limits based on independent industry ratings from the major rating agencies and other relevant criteria. Furthermore, the Company uses bilateral netting agreements and collateral arrangements to reduce credit risk. Collateral is delivered by either party when the fair value of the transaction exceeds established thresholds of credit risk. At year-end 1995, the Company had net credit risk of $11.0 million to one counterparty. This exposure was below the threshold for receiving collateral. Of the transactions that had negative fair values at year-end 1995, none were above threshold levels requiring the Company to deliver collateral.

     The Company has also entered into a limited number of interest rate swap agreements to accommodate the needs of commercial customers. In order to offset the interest rate risk of customer swaps, the Company has executed offsetting transactions with third parties. The notional amount of customer-related swap transactions was $8.0 million and $18.0 million at December 31, 1995 and 1994, respectively. In 1995, at the request of the customer, the Company terminated a $5.0 million notional swap. As a result, the offsetting swap with a third party was also terminated for a total notional amount terminated during the year of $10.0 million. No customer swaps were terminated in 1994.

     The Company intends to continue using off-balance-sheet financial derivatives as a limited end-user in the prudent management of interest rate sensitivity.


-----------------------------------------------------------------------------------------------------
TABLE 16 Expected Maturities of Interest Rate Swaps

                                     Due   After OneAfter Two After ThreAfter Four
                                   Within   Through  Through   Through   Through    After
(In Thousands) December 31, 1995  One Year Two YearsThree YearFour YearsFive YearsFive Years  Total
-----------------------------------------------------------------------------------------------------
Company Hedging Swaps
-----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                   $9,192  $62,347    $6,603   $17,344    $1,328        --  $96,814
  Weighted average pay rate           8.18%    6.72%     8.69%     7.26%     7.03%       --     7.10%
  Weighted average receive rate:
    Contractual rate*                 6.20%    5.82%     6.29%     6.00%     5.88%       --     5.92%
    Forward yield curve**             5.20%    5.18%     5.31%     5.46%     5.62%       --     5.25%

Receive fixed/pay variable:
  Notional amount                 $200,000 $100,000        --        --        --  $150,000 $450,000
  Weighted average pay rate:
    Contractual rate*                 5.88%    5.63%       --        --        --      5.88%    5.82%
    Forward yield curve**             5.43%    5.18%       --        --        --      5.84%    5.51%

  Weighted average receive rate       5.14%    4.77%       --        --        --      7.10%    5.71%
-----------------------------------------------------------------------------------------------------
Customer Hedging Swaps
-----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                       --       --    $4,000        --        --        --   $4,000
  Weighted average pay rate             --       --      9.57%       --        --        --     9.57%
  Weighted average receive rate:
    Contractual rate*                   --       --      5.85%       --        --        --     5.85%
    Forward yield curve**               --       --      5.62%       --        --        --     5.62%

Receive fixed/pay variable:
  Notional amount                       --       --    $4,000        --        --        --   $4,000
  Weighted average pay rate:
    Contractual rate*                   --       --      5.85%       --        --        --     5.85%
    Forward yield curve**               --       --      5.62%       --        --        --     5.62%

  Weighted average receive rate         --       --      9.62%       --        --        --     9.62%
-----------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at
       December 31, 1995.
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.


--------------------------------------------------------------------------------------------------------
TABLE 17 Summary of Interest Rate Swaps

  The weighted average variable rates are based upon the contractual rates in effect at December 31,
1995:

(In Thousands) December 31, 1995


                                  Notional    Weighted Average Rate   Matur    Interest    Unrecognized
                                   Amount     Receive         Pay     In YeIncome/(Expense)Gains (Losses)
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                     $50,000    5.75 % (1)  6.42 %      1.46           ($148)       ($794)
  Variable rate deposits                --      --          --          --             232           --
  Securities available for sale     21,228    6.35   (2)  9.00        3.74            (170)      (1,099)
  Fixed rate commercial loans       25,586    5.91   (1)  6.83        3.68            (211)        (944)
------------------------------------------------                            -------------- --------------
    Total pay fixed/receive variable96,814    5.92        7.10        2.54            (297)      (2,837)
------------------------------------------------                            -------------- --------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.88   (1)  6.88           1,391       11,155
  Fixed rate medium-term borrowings200,000    5.14        5.88   (1)   1.3          (3,204)      (1,079)
  Variable rate commercial loans   100,000    4.77        5.63   (1)  1.06          (1,804)        (679)
------------------------------------------------                            -------------- --------------
    Total receive fixed/pay
      variable                     450,000    5.71        5.82        3.11          (3,617)       9,397
------------------------------------------------                            -------------- --------------
    Total company hedging swaps   $546,814    5.75 %      6.05 %      3.01         ($3,914)      $6,560
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,000    5.85 % (1)  9.57 %      2.34            $916        ($384)
Receive fixed/pay variable           4,000    9.62        5.85   (1)  2.34            (910)         388
------------------------------------------------                            -------------- --------------
    Total customer hedging swaps    $8,000    7.74 %      7.71 %      2.34              $6           $4
----------------------------------========                                        ========     ========

  The weighted average variable rates are based upon the contractual rates in effect at December 31,
1994:

(In Thousands) December 31, 1994
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                     $50,000    6.34 % (1)  6.42 %      2.46           ($453)      $1,894
  Variable rate deposits            50,000    5.72   (3)  4.98        0.53          (1,037)         416
  Fixed rate commercial loans       26,548    5.71   (1)  6.83        4.67            (185)         884
------------------------------------------------                            -------------- --------------
    Total pay fixed/receive
      variable                     126,548    5.97        5.94        2.16          (1,675)       3,194
------------------------------------------------                            -------------- --------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.81   (1)  7.88           3,760       (9,170)
  Fixed rate medium-term borrowings400,000    4.87        5.81   (1)  1.67           1,264      (16,013)
  Variable rate commercial loans   300,000    5.18        6.42   (1)  0.83           1,772       (7,509)
------------------------------------------------                            -------------- --------------
    Total receive fixed/pay
      variable                     850,000    5.37        6.03        2.47           6,796      (32,692)
------------------------------------------------                            -------------- --------------
    Total company hedging swaps   $976,548    5.45 %      6.01 %      2.43          $5,121     ($29,498)
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $9,000    5.47 % (1)  6.87 %      2.27          $1,114           $6
Receive fixed/pay variable           9,000    6.92        5.47   (1)  2.27          (1,110)          27
------------------------------------------------                            -------------- --------------
    Total customer hedging swaps   $18,000    6.20 %      6.17 %      2.27              $4          $33
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
(1) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 3-month maturity.
(2) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 1-month maturity plus 60 basis points.
(3) Variable rate is tied to U.S. Treasury bill rate.

Deposits

     Total deposits increased 11.0%, averaging $7.6 billion in 1995, as compared to $6.8 billion in 1994. Total core deposits of approximately $453 million and a total of fourteen branch offices in Northern Virginia were acquired on June 9, 1995 from Household Bank, f.s.b., a Virginia subsidiary of Household International, Inc., a Chicago, Illinois based financial services company. The offices are located in the city of Alexandria, and counties of Arlington and Fairfax.

     In 1995, consumer certificates accounted for the largest increase in core deposits, averaging $3.9 billion compared to $3.1 billion in 1994, representing a 27.8%, or $857.7 million increase. Money market accounts averaged $1.0 billion, showing a 2.8% increase from the prior year. Regular savings and interest checking declined 12.0% and .5% in 1995, averaging $742.5 million and $660.1 million, respectively. Table 18 shows the components of total average deposits for the past five years.

     The Company's asset funding strategy focuses primarily on core deposit growth. Central Fidelity's share of total core deposits in the Commonwealth of Virginia was 12.56% as of September 30, 1995, ranking it third in market share. During 1995, certificates of deposit $100,000 and over decreased 18.4% to an average of $258.5 million. Table 19 shows a maturity schedule for certificates of deposit $100,000 and over at year-end 1995.


--------------------------------------------------------------------------------------------------
TABLE 18  Average Deposits

(In Thousands) Year Ended December 31,
                                                                                        Percent
                                                                                         Change
                                    1995       1994       1993       1992       1991    1995/1994
--------------------------------------------------------------------------------------------------
Noninterest-bearing                $929,378   $903,164   $840,070   $733,716   $591,724     2.9 %
Interest-bearing:
  Interest checking                 660,090    663,405    632,429    520,062    392,912    (0.5)
  Regular savings                   742,518    843,867    816,783    557,220    367,837   (12.0)
  Consumer certificates           3,946,396  3,088,651  2,781,417  2,603,656  2,274,954    27.8
  Money market accounts           1,035,942  1,007,847  1,091,764  1,181,713    922,429     2.8
  Certificates of deposit
    $100,000 and over               258,527    316,859    523,453    318,366    321,607   (18.4)
---------------------------------------------------------------------------------------------
    Total interest-bearing        6,643,473  5,920,629  5,845,846  5,181,017  4,279,739    12.2
---------------------------------------------------------------------------------------------
    Total                        $7,572,851 $6,823,793 $6,685,916 $5,914,733 $4,871,463    11.0 %
---------------------------------==========  =========  =========  =========  =========
--------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------
TABLE 19  Certificates of Deposit $100,000 and Over

(In Thousands) December 31,
                                                                    1995
----------------------------------------------------------------------------
Time remaining to maturity:
  Less than three months                                           $301,220
  Three through six months                                           15,214
  Six through twelve months                                          21,263
  More than twelve months                                            10,650
----------------------------------------------------------------------------
    Total                                                          $348,347
----------------------------------------------------------------  =========
----------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Table 20  Interest Sensitivity Analysis

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

     The interest sensitivity position is indicated by the volume of rate sensitive assets, less rate sensitive liabilities. This difference is generally referred to as the interest sensitivity gap. The nature of the gap indicates how future interest rate changes may affect net interest income. Depending on the perception as to whether interest rates will rise or fall, the objective is to maintain the gap within a designated range. A negative gap, for example, should generally have a favorable impact on net interest income when interest rates are declining, as more liabilities than assets would be repriced at lower interest rates.  The table below shows the
Company's interest sensitivity position at December 31, 1995.

(In Thousands)

                                1-30 Day     1-90 Day     1-180 Day    1-365 Day   Beyond One Year
                               Sensitivity  Sensitivity  Sensitivity  Sensitivity  Or Insensitiv   Total
------------------------------------------------------------------------------------------------------------
Uses of Funds
------------------------------------------------------------------------------------------------------------
Earning assets:
  Securities available for sale and
    trading account securities   $545,877     $870,758   $1,136,295   $1,634,117   $2,021,192    $3,655,309
  Federal funds sold, repos and
    deposits in other banks       207,734      207,734      207,734      207,734           --       207,734
  Loans and loans available for
    sale                        1,707,682    1,958,777    2,373,407    3,215,633    3,101,180     6,316,813
  Interest rate swaps             (65,009)     (55,057)     (57,909)     (63,782)      63,782            --
------------------------------------------------------------------------------------------------------------
      Total earning assets      2,396,284    2,982,212    3,659,527    4,993,702    5,186,154    10,179,856
Nonearning assets                     598        1,183        2,060        3,813      627,305       631,118
------------------------------------------------------------------------------------------------------------
      Total uses of funds      $2,396,882   $2,983,395   $3,661,587   $4,997,515   $5,813,459   $10,810,974
-------------------------------==========   ==========   ==========   ==========   ==========   ===========
Sources of Funds
------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings and interest-bearing
    demand accounts                   $--          $--          $--          $--   $1,415,456    $1,415,456
  Certificates and other time
    deposits                    1,033,954    1,300,042    1,636,102    2,721,226    2,462,963     5,184,189
  Certificates of deposit $100,000
    and over                      224,945      301,220      316,434      337,697       10,650       348,347
  Federal funds purchased and securities
    sold under agreements to
    repurchase                  1,038,900    1,041,880    1,041,880    1,041,880           71     1,041,951
  Other borrowings                 88,045      288,045      437,995      484,195      206,800       690,995
  Long-term debt and capitalized
    lease obligations                  --           --           --           --      158,132       158,132
  Interest rate swaps                  --      200,000      100,000      100,000     (100,000)           --
------------------------------------------------------------------------------------------------------------
      Total interest-bearing
        liabilities             2,385,844    3,131,187    3,532,411    4,684,998    4,154,072     8,839,070
Noninterest-bearing sources       132,212      516,300      516,300      516,300    1,455,604     1,971,904
------------------------------------------------------------------------------------------------------------
      Total sources of funds    2,518,056    3,647,487    4,048,711    5,201,298    5,609,676    10,810,974
------------------------------------------------------------------------------------------------------------
      Interest sensitivity gap  ($121,174)   ($664,092)   ($387,124)   ($203,783)    $203,783           $--
-------------------------------==========   ==========   ==========   ==========   ==========   ===========
Interest sensitivity gap as a percentage
  of earning assets                 (1.19)%      (6.52)%      (3.80)%      (2.00)%       2.00 %
Uses of funds as a percentage
  of sources of funds               95.19 %      81.79 %      90.44 %      96.08 %     103.63 %
------------------------------------------------------------------------------------------------------------

Noninterest Income

     Noninterest income was $78.8 million for 1995, representing an increase of $20.4 million, or 35.0% compared to $58.4 million in 1994. Trust income grew 7.3% to $14.9 million, while deposit fees and charges increased 1.7% over 1994. Profits on securities available for sale and trading account securities amounted to $3.3 million in 1995, as compared to $26.0 million in securities losses in 1994. These securities losses were largely due to a major restructuring of the securities portfolio in 1994 to lessen the future exposure to interest rate changes. Other income was $25.4 million, a 29.1% decrease when compared to $35.9 million in 1994. The decline in other income was due primarily to an $11.4 million profit recognized from the sale of an affinity bank card portfolio in 1994.

     Excluding the effects of securities transactions in 1995 and 1994 and the $11.4 million gain on the sale of bank card assets in 1994, noninterest income was $75.5 million for 1995, representing an increase of $2.6 million, or 3.5% over $72.9 million for 1994.

     Table 21 shows the major categories of noninterest income for the past five years.


----------------------------------------------------------------------------------------
TABLE 21  Noninterest Income

(In Thousands) Year Ended December 31,                                        Percent
                                                                              Change
                                  1995     1994     1993     1992     1991   1995/1994
----------------------------------------------------------------------------------------
Trust income                     $14,943  $13,926  $13,621  $12,208  $10,849      7.3 %
Deposit fees and charges          35,150   34,557   33,898   29,792   27,341      1.7
Profits (losses) on securities
  available for sale and
  trading account securities       3,253  (25,984)   3,695   52,827    6,172       --
Investment securities gains, net      --       --   50,680       --   17,725       --
Other income                      25,424   35,860   23,909   20,595   16,855    (29.1)
---------------------------------------------------------------------------------
    Total                        $78,770  $58,359 $125,803 $115,422  $78,942     35.0 %
-------------------------------- =======  =======  =======  =======  =======
----------------------------------------------------------------------------------------

Noninterest Expense

     Noninterest expense totalled $238.3 million for 1995, a decline of 2.8%, or $6.9 million from $245.2 million in 1994. Lower FDIC deposit insurance premiums and other real estate expense were the primary factors contributing to this reduction. FDIC insurance expense declined 25.1% to $11.2 million for 1995, and other real estate expense was down 87.3% from $11.8 million in 1994. This decline in other real estate expense was due primarily to charges in 1994 to appropriately reflect appraised current values of other real estate owned.

    Personnel expense was up 4.3%, due largely to expenses associated with the acquisition of the Household branches and recognition of one time charges relating to the announced closing of 10 branches. Occupancy and equipment expense for 1995 increased 3.2% to $43.0 million. Other expense of $49.5 million in 1995 remained flat compared to 1994. For the year, the efficiency ratio was 55.87%, up 125 basis points compared to 54.62% for 1994.

    Table 22 shows the major categories of noninterest expense for the past five years.


----------------------------------------------------------------------------------------
TABLE 22  Noninterest Expense

(In Thousands) Year Ended December 31,                                        Percent
                                                                              Change
                                  1995     1994     1993     1992     1991   1995/1994
----------------------------------------------------------------------------------------
Personnel expense               $133,186 $127,683 $115,917 $104,060  $97,342      4.3 %
Occupancy and equipment expense   42,979   41,653   38,752   38,313   35,826      3.2
FDIC insurance expense            11,164   14,910   14,612   11,886    9,244    (25.1)
Other real estate expense          1,500   11,786   15,108    4,715    8,376    (87.3)
Other expense                     49,500   49,191   38,909   41,859   39,618      0.6
----------------------------------------------------------------------------------
    Total                       $238,329 $245,223 $223,298 $200,833 $190,406     (2.8)%
--------------------------------================= ======== ======== ========
----------------------------------------------------------------------------------------

Liquidity

     Central Fidelity's liquidity sources include core deposits, money market assets, wholesale funding, and investment securities. Cash flows are managed to ensure availability of funds to support loan growth or unanticipated declines in deposits or borrowings. Liquidity is measured by comparing expected cash flows to available sources under anticipated and stress-imposed scenarios to confirm that adequate reserves are available to meet unforeseen events. Concentrations are also monitored for significant dependence on single sources of funds.

     The two primary sources of asset liquidity are money market assets and expected paydowns and maturities from securities available for sale. These portfolios are expected to generate $988 million in cash flows for 1996. Maturing loans are a secondary founding source to meet the Company's liquidity requirements.

     Funds management policy guidelines require a diversified approach to the participation in various markets based on relative costs and term structures. Federal funds purchased, repurchase agreements, and large denomination certificates of deposit provide the primary sources of short-term wholesale funding. Medium-term funding is provided by the bank note program and Federal Home Loan Bank borrowings. As of December 31, 1995, $252.3 million in bank notes and $350.7 million Federal Home Loan Bank borrowings were outstanding with over $700 million remaining available under these programs.

Capital Resources

     Total shareholders' equity was $826.5 million at December 31, 1995, a 32.7% increase compared with $623.1 million for the same period in 1994. Factors contributing to the equity increase were $58.3 million in earnings, after dividends, and the issuance of common stock through various Plans totalling $19.0 million, and $23.9 million was attributable to unrealized gains on securities available for sale in 1995 compared to $102.2 million in unrealized losses on securities available for sale in 1994 . During 1995, cash dividends declared on common stock at an annual rate of $1.18 per share represented a payout ratio of 44.5%.

     At year-end 1992, the Federal Reserve Board adopted final risk-based capital guidelines for bank holding companies and banks to assist in the assessment of capital adequacy. The risk-based capital guidelines significantly revised the definition of capital and established minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The final minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least 4% of the total risk-based capital is to be composed of common equity net of goodwill and other intangibles ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock and an allowable portion of allowance for loan losses ("Tier 2 capital"). Table 23 shows the components of risk-based capital at December 31, 1995 and 1994.

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

     At December 31, 1995, Central Fidelity's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines.
Central Fidelity's Tier 1 and total risk-based capital were $738.8 million and $982.7 million at December 31, 1995, as compared to $694.3 million and $928.4 million at year-end 1994. At December 31, 1995, the ratios of Tier 1 and total risk-based capital to risk-weighted assets were 9.87% and 13.12%, compared to 10.36% and 13.85%, at December 31, 1994. The leverage ratio was 7.06% at December 31, 1995, compared to 7.04% at December 31, 1994.

     Based upon the risk-based capital and leverage requirements, Central Fidelity's capital structure places it well above the Federal Reserve Board's minimum guidelines and in the well capitalized category when measured against FDIC criteria. The Company will continue to review and monitor the asset mix and pricing, and other areas determined to be most affected by these capital requirements.

     In January 1996, the Company announced authorization by its Board of Directors to repurchase up to 2,000,000 shares, approximately 5% of its common stock outstanding, over an 18 to 24 month period. Repurchases under the program may be discontinued or interrupted at any time.

-------------------------------------------------------------
TABLE 23  Risk-Based Capital

(In Thousands) December 31,
                                                 1995       1994
--------------------------------------------------------------------
Tier 1 capital:
  Common shareholders' equity                   $826,547   $623,072
  Less unrealized (gains)losses on
    securities available for sale                (23,865)   102,226
----------------------------------------------------------------------
                                                 802,682    725,298
  Less goodwill                                   (9,356)   (10,039)
  Less deposit intangibles                       (54,480)   (20,995)
----------------------------------------------------------------------
      Tier 1 capital                             738,846    694,264
----------------------------------------------------------------------
Tier 2 capital:
  Allowable allowance for loan losses             93,812     84,086
  Allowable long-term debt                       150,000    150,000
----------------------------------------------------------------------
      Tier 2 capital                             243,812    234,086
----------------------------------------------------------------------
      Total capital                             $982,658   $928,350
---------------------------------------------   ========    =======

Risk-weighted assets                          $7,488,748 $6,700,948
Quarterly average assets                     $10,521,840 $9,886,464
Risk-based capital ratios:
  Tier 1 capital                                    9.87%     10.36%
  Total capital                                    13.12%     13.85%
Leverage ratio                                      7.06%      7.04%
--------------------------------------------------------------------

Recent Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," in October 1995. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans. The new standard allows companies the option to continue to follow present accounting rules, which often result in no compensation expense being recorded, or to adopt the SFAS 123 fair-value-based method. The fair-value-based method will generally result in higher compensation expense based on the estimated fair value of stock-based awards on the grant date. Companies electing to continue following present accounting rules will be required to provide pro forma disclosures of net income and earnings per share, as if the fair-value-based method had been adopted. The Company intends to continue following present accounting rules and to implement the new disclosures in 1996 as required. The adoption of SFAS 123, therefore, will not impact the financial condition or results of operations of the Company.

Earnings and Balance Sheet Analysis
1994 Compared to 1993

Net Interest Income

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

Loans

     In 1994, total loans grew $1.1 billion, or 25.2% to an average of $5.3 billion, with all loan categories except construction lending recording strong gains. The loan growth reflected an increased demand in lending activities. The average yield on the loan portfolio declined 20 basis points to 8.37%, compared to 8.57% in 1993. This decline resulted from a change in loan mix and heightened price competition. The average prime rate was 7.08% in 1994 compared to 5.93% in 1993.

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

Allowance/Provision for Loan Losses

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

Securities Available for Sale

     At December 31, 1994, the Company had $3.5 billion in securities available for sale, compared with $4.1 billion at year-end 1993. The decrease was attributable to the Company's decision to allocate a greater portion of earning assets to loans as well as the year-long decline in bond prices which occurred in 1994.

     With the adoption of SFAS No. 115 as of December 31, 1993, the Company has classified substantially all of its securities as available for sale and reported them at fair value. At year-end 1994, the fair value of securities available for sale was $157.3 million lower than the amortized cost. This represents a decline from year-end 1993, when the fair value of securities available for sale exceeded amortized cost value by $70.5 million.

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

     The average yield earned on securities available for sale in 1994 was 6.23%, compared with 6.42% in 1993. The expected weighted average life of the portfolio at the end of 1994 was 4.4 years, compared to 3.3 years at the end of 1993. This lengthening is largely a result of the shift to adjustable rate mortgage securities, which have longer weighted average lives than the securities replaced.

Asset/Liability Management

     As 1994 unfolded, the Company recognized that the pace of interest rate increases was faster than expected and took steps to reduce its exposure to rising rates. These actions included increasing the volume of longer term retail CD's and restructuring the securities portfolio. As a result, the one year cumulative gap was reduced from a negative 26.15% of earning assets at year-end 1993 to negative 11.96% at year-end 1994.

Off-Balance Sheet Derivatives

     The notional amount of the Company's off-balance-sheet swap portfolio was $976.5 million and $975.0 million at December 31, 1994 and 1993, respectively. The related fair value or unrecognized gains (losses) of these derivative financial instruments was ($29.5) million and $17.6 million at December 31, 1994 and 1993, respectively. The swaps portfolio consists principally of contracts wherein the Company receives a fixed rate of interest and pays a variable rate, typically three-month LIBOR.

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

     The Company has also entered into a limited number of interest rate swap agreements to accommodate the needs of commercial customers. In order to offset the interest rate risk of customer swaps, the Company has executed offsetting transactions with third parties. The notional amount of customer-related swap transactions was $18.0 million and $23.0 million at December 31, 1994 and 1993, respectively.

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

     Absent the nonrecurring expense items, personnel expense increased 9.7%, resulting primarily from higher expense relating to personnel and employee benefits. Occupancy and equipment expense increased 7.5%. FDIC insurance premiums were up modestly, representing a 2.0% increase to $14.9 million. Other expense increased 17.2%, paced by higher marketing expense, bank card promotions and the write-off of certain software systems.

Liquidity

    In 1994, Central Fidelity's bank note program was increased from $600 million to $1 billion.

     The two primary sources of asset liquidity are money market investments and securities available for sale with a maturity or expected weighted average life of less than one year. As of December 31, 1994, the fair value of these assets were $198.3 million and $241.3 million, respectively, as compared to balances of $194.6 million and $563.0 million, respectively, at December 31, 1993.

     Federal funds purchased, repurchase agreements, and large denomination certificates of deposit provide the primary sources of shorter-term wholesale funding. Medium-term funding is primarily generated from the bank note program and Federal Home Loan Bank borrowings. As of December 31, 1994, $561.5 million of the bank note program was outstanding and Federal Home Loan Bank borrowings were $236.5 million. The total amount scheduled to mature in 1995 for both sectors is $309.3 million.

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


Quarterly Results of Operations

  The following is a tabulation of the quarterly results of operations for each of the four quarters in 1995 and 1994:
(In Thousands, except per share data)
                             March 31  June 30 Sept. 30  Dec. 31
-----------------------------------------------------------------
1995
  Total income from earning
    assets                   $185,462 $191,152 $196,833 $199,542
  Net interest income          83,122   83,817   85,764   87,991
  Provision for loan losses     5,304    3,344    8,704    9,361
  Gains recognized on sales
      of securities available
      for sale                    633       --    2,326      863
  Income before income taxes   37,524   38,015   40,554   38,329
  Net income                   25,720   26,024   27,552   26,074
  Net income per share           0.65     0.66     0.69     0.65
1994
  Total income from earning
    assets                   $154,535 $161,346 $171,106 $178,847
  Net interest income          84,006   83,602   84,578   82,957
  Provision for loan losses    10,117    2,304    3,900    8,038
  Gains (losses) recognized on
      sales of securities
      available for sale        7,377       --   (4,180) (28,489)
  Income (loss) before income
    taxes                      43,521   43,884   40,308   (3,793)
  Net income (loss)            29,291   29,583   27,399   (1,409)
  Net income (loss) per share    0.75     0.76     0.70    (0.04)
-----------------------------------------------------------------


Common Stock Performance and Dividends

  Central Fidelity Banks, Inc. common stock is traded on the national over-the-counter market under NASDAQ symbol CFBS. A comparative summary of the prices for such stock for
1995 and 1994 is as follows:


--------------------------------------------------------------------------
                             Common Stock Prices
                    --------------------------------------    Dividends
                          1995                1994            Per Share
                    ------------------  ------------------  --------------
                      High      Low       High      Low      1995   1994
--------------------------------------------------------------------------
First Quarter         $27.25   $24.25     $30.25   $27.00    $0.28  $0.28
Second Quarter         30.50    25.25      34.00    28.25     0.30   0.28
Third Quarter          33.50    29.25      34.50    30.25     0.30   0.28
Fourth Quarter         34.25    30.50      31.00    23.75     0.30   0.28
--------------------------------------------------------------------------
  Please read "Dividends" in note 1 and "Parent Company Financial Information" in note 2 of the notes to financial statements for information on the Company's sources of funds for dividends and restrictions on the payment thereof. At December 31, 1995, there wer 14,841 holders of record of the Company's outstanding common stock.


FORM 10-K
----------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

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

Part Four
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K

* Included in this report is a listing of the names of the directors and executive officers of the Company. However, the specific information called for by the instructions to Form
10-K with respect to Items 10 through 13 as listed above is hereby incorporated by reference to the Company's definitive Proxy Statement for use at the Annual Meeting of Shareholders
on May 8, 1996.


FORM 10-K
--------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Business

  Central Fidelity, a Virginia corporation headquartered in Richmond, Virginia, is a bank holding company. The Company owns, except for bank directors' qualifying shares, all of the stock of its commercial bank. At December 31, 1995, Central Fidelity and its subsidiaries had approximately 3,600 full-time employees.

  The Company is registered with, and supervised by, the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Under this Act, it may only engage in the business of managing or controlling banks or furnishing services to its subsidiaries and certain other activities which, in the opinion of the Federal Reserve Board, are closely related to banking.

  The Company serves the marketplace primarily through its wholly-owned banking subsidiary, Central Fidelity National Bank, a national banking association (the "Bank"). At December 31, 1993, Central Fidelity National Bank, the Company's principal banking subsidiary, converted to a national bank and is therefore supervised and examined by the Comptroller of the Currency. At year-end 1995, the Bank operated 244 branch offices, including 28 full-service supermarket locations and 211 automated teller machines throughout the Commonwealth of Virginia. The Company, through the Bank and its other subsidiaries, provides a wide variety of financial services to a broad customer base of individuals, corporations, institutions and governments, primarily located in Virginia. The Bank is an issuer of MasterCard and VISA credit cards. Through the use of reciprocally shared automated teller machines, the Company can deliver services through its membership in the Internet/MOST regional and PLUS national networks of automated teller machines. The Company also engages in limited international banking activities, primarily in connection with foreign trade financing for Virginia based companies. In addition to commercial activities, through its Financial Services Group, the Company generates noninterest income by sales of trust and fiduciary services, and other investment services.

  On September 18, 1995, the Company's other national bank subsidiary, Central Fidelity Bank, N.A., organized in 1986, was merged with the Company's principal banking subsidiary, Central Fidelity National Bank.

  Bank-related subsidiaries, all of which are wholly owned, are engaged in insurance and other bank-related services. Such subsidiaries, of which there are eleven, have made only a nominal contribution to revenues for each of the past five years. The bank-related companies are examined by the Federal Reserve.

  Central Fidelity conducts its commercial banking business under a variety of federal and state laws and regulations, some of which relate to interest rates, required reserves, transactions between the Company and its subsidiaries, restrictions on loans to officers, the use of correspondent balances, the establishment of branches and the acquisition of subsidiaries. In addition, the Federal Reserve Board has statutory authority to issue "cease and desist" orders to bank holding companies and their bank-related subsidiaries with respect to actions deemed to constitute a serious threat to the safety, soundness or stability of a subsidiary bank. In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. FDICIA requires that insured depository institutions maintain certain minimum capital standards and that federal bank regulatory authorities take prompt corrective action against those institutions that fail to meet these standards. FDICIA establishes five capital tiers. Central Fidelity's banking subsidiaries rank in the highest of those tiers, which is "well capitalized." FDICIA also contains a variety of other provisions that affect the operations of the Company's banking subsidiaries, including reporting requirements and regulatory standards for real estate lending.

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

  Based on September 30, 1995 published core deposit market share data, the Company ranks as the third largest among all Virginia based commercial banking organizations. The Company experiences keen competition in all aspects of its business from each of the other major bank holding companies in the state. Additionally, the Company encounters competition from smaller banks or bank holding companies and other financial service organizations. Finance companies and credit unions compete with banks in the important area of consumer lending and deposit gathering.

  Among commercial banks, the principal method of competition is the efficient delivery of quality financial services at competitive prices. Central Fidelity believes its delivery of financial services is equivalent or superior to that of its competitors and that its loan, deposit and service prices are competitive.

  On September 29, 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which eliminated the federal restrictions on interstate banking, was enacted. This legislation generally authorizes interstate acquisitions of banks by bank holding companies without geographic limitations commencing September 29, 1995, and authorizes interstate mergers of banks after May 31, 1997 subject to the ability of states to opt-out. In addition, the Interstate Banking Act recognizes state legislation which accelerates the implementation of interstate branching and mergers under certain circumstances. During 1995 the Virginia legislature adopted such legislation which became effective on July 1, 1995. The elimination of interstate banking restrictions will have no immediate effect on the Company's long-standing strategy to serve only Virginia markets. It is uncertain at this time what effect the elimination of interstate banking restrictions will have on the competitive environment in Virginia in the future.

  The Company is not dependent upon any single customer, or group of customers, nor is the Company significantly affected by seasonal changes.

FORM 10-K
--------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

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

  As of December 31, 1995, the Company and its subsidiaries had consolidated net premises and equipment, including land, buildings, furnishings and equipment, leasehold improvements and capitalized leases of $152.9 million. For additional information, refer to notes 8 and 11 of the notes to financial statements.

FORM 10-K
--------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Legal Proceedings

  There are legal proceedings pending against the Company and its subsidiaries arising during the normal course of business. In the opinion of management, after consultation with legal counsel, liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial position or results of operations.

FORM 10-K
--------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Directors and Executive Officers of the Registrant

  Information with respect to the Directors of the Registrant is hereby incorporated by reference to the Registrant's definitive Proxy Statement for use at the Annual Meeting of Shareholders on May 8, 1996.

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

Lewis N. Miller, Jr., 52, Chairman of
  the Board of Directors and President
Jay O. Livingston, 49, Corporate Executive
  Vice President and Chief Administrative
  Officer
Deborah J. Brooks, 44, Corporate Executive
  Vice President, Retail Banking
Philip G. Hug, 53, Corporate
  Executive Vice President, Commercial
James W. Koeniger, 49, Corporate Executive
  Vice President, Financial Services
Maryann Master, 47, Corporate Executive
  Vice President, Human Resources
John T. Percy, Jr., 50, Corporate
  Executive Vice President, Investments
William H. Pruitt, 48, Corporate Executive
  Vice President, Loan Administration
Jane D. Sorah, 48, Corporate Executive
  Vice President, Retail Lending
Nancy K. Eberhardt, 42, Corporate
  Executive Officer and President,
  Northern Region
Rodger W. Fauber, 54, Corporate
  Executive Officer and President,
  Western Region
William I. Foster, III, 40, Corporate
  Executive Officer and President,
  Eastern Region
Stephen W. Mapp, 44, Corporate Executive
  Officer and President, Capital Region
Monty W. Plymale, 49, Corporate
  Executive Officer and President,
  Southwestern Region
William N. Stoyko, 49, Corporate Executive
  Officer, Secretary and Senior Corporate
  Counsel, Legal Administration
Charles W. Tysinger, 47, Corporate
  Executive Officer and Treasurer, Finance
Bryant W. Baird, Jr., 59, President,
  Central Fidelity Mortgage Division
  of Central Fidelity National Bank
James F. Campbell, 57, Senior Vice
  President and Controller
John S. Moore, 44, Senior Vice
  President and Auditor

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K
--------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

   The following documents are filed as part of this report:

(a)1. Financial Statements:
      Consolidated Balance Sheet -
        December 31, 1995 and 1994
      Statement of Consolidated Income -
        Years ended December 31, 1995, 1994 and 1993
      Statement of Consolidated Cash Flows -
        Years ended December 31, 1995, 1994 and 1993
      Statement of Changes in Consolidated Shareholders' Equity -
        Years ended December 31, 1995, 1994 and 1993
      Notes to Financial Statements
      Independent Auditors' Report

   2. Schedules:
      Schedules specified in the applicable regulations of the Securities and Exchange Commission pertain to items which do not appear in the consolidated financial statements, to items which are insignificant or to items as to which the required disclosures have been made elsewhere in the consolidated financial statements and notes thereto. These schedules have therefore been omitted.

(b) Reports on Form 8-K:
    There were no reports filed on Form 8-K during the fourth quarter ended December 31, 1995.

(c) Exhibits **

    ** A list of Exhibits was filed separately. Copies of any Exhibits not contained herein may be obtained by writing to William N. Stoyko, Corporate Secretary, Central Fidelity Banks, Inc., Post Office Box 27602, Richmond, Virginia 23261-7602.

SIGNATURES
--------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

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

Central Fidelity Banks, Inc.

Lewis N. Miller, Jr.
Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Charles W. Tysinger
Corporate Executive Officer and Treasurer
(Principal Financial Officer)

James F. Campbell
Senior Vice President and Controller
(Principal Accounting Officer)

Date: March 6, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 1996 by a majority of the Registrant's Board of Directors as follows:
Lewis N. Miller, Jr., George R. Lewis, Robert L. Freeman,
Kenneth S. White, Thomas R. Glass, Phyllis L. Cothran,
William G. Reynolds, Jr., James F. Betts, Lloyd U. Noland, III,
Alvin R. Clements, G. Bruce Miller and Jack H. Ferguson.


SHAREHOLDER INFORMATION
-------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Affiliate
Central Fidelity National Bank

Corporate Headquarters
1021 East Cary Street
Post Office Box 27602
Richmond, Virginia 23261-7602
Telephone: (804) 782-4000

Common Stock
The common stock of Central Fidelity Banks, Inc. is traded on the national over-the-counter (OTC) market and is quoted through the National Market System of NASDAQ under the symbol CFBS. The listing found in most newspapers and USA
Today is "CFIDBK." The listing found in The Wall Street Journal is "CentlFidlBk."

Shareholder Assistance
Shareholders requiring a change of address, records or information about lost certificates, dividend checks or dividend reinvestment should contact:

            Central Fidelity National Bank
            Transfer and Dividend Disbursing Agent
            Post Office Box 27602
            Richmond, Virginia 23261-7602
            Telephone: (804) 697-6836, or 1-800-293-CFBS, extension 6836

Information
Analysts, investors, and others interested in obtaining information about
Central Fidelity Banks, Inc. are asked to contact Charles W. Tysinger, Corporate
Executive Officer and Treasurer (direct telephone: (804) 697-7038).

News media representatives and others seeking general information should contact Susan Lawrence Mistr, Public Relations Manager (direct telephone:
(804) 697-7261).

  * Requests for printed material, including annual and quarterly reports, proxy statements, 10-K and 10-Q reports should be directed to Susan
    Lawrence Mistr, Public Relations Manager (direct telephone: (804)
    697-7261).

Stock Purchase Program
Central Fidelity's Stock Purchase Program is a convenient and cost effective way to acquire Central Fidelity common stock without brokerage fees or commissions.

  * Under this Program, your dividends on shares of Central Fidelity common stock may be automatically reinvested in additional shares of common stock.
    You may elect to reinvest all, a portion, or none of the cash dividends.
  * You may also elect to receive direct deposit of cash dividends.
  * This Program allows you to purchase stock through automatic monthly deductions from a deposit account at Central Fidelity National Bank or any other financial institution, or through cash payments by check or money order. Optional cash purchases may range from a minimum of $25 to a maximum of $10,000 per month.
  * Participation is voluntary, and you may withdraw at any time.

The foregoing  information concerning Central Fidelity's Stock Purchase
Program is not an offer to sell or the solicitation of an offer to buy any securities. The offering is made only by means of a Prospectus, which will be mailed upon request.

Annual Meeting
The Annual Shareholders' Meeting of Central Fidelity Banks, Inc. will be held
Wednesday, May 8, 1996, at 4:30 p.m. in the grand banking hall of Central Fidelity
National Bank, Broad at Third Street, Richmond, Virginia.

Stock Price Information
-------------------------------------------------------------------------------------
                               1995                 1994     1993     1992     1991
-------------------------------------------------------------------------------------
                 4th      3rd      2nd      1st
               Quarter  Quarter  Quarter  Quarter
-------------------------------------------------------------------------------------

High           $34.25   $33.50   $30.50   $27.25   $34.50   $35.25   $28.33   $26.17
Low             30.50    29.25    25.25    24.25    23.75    25.75    22.33     8.89
Close           32.00    32.50    30.50    26.13    24.25    27.75    28.00    25.83
Dividends        0.30     0.30     0.30     0.28     1.12     1.00     0.82     0.74
-------------------------------------------------------------------------------------

                            Exhibit Index



Exhibit No.     Document
-----------     --------

   3(i)         Articles of Incorporation
                Restated Articles of Incorporation, adopted and effective March 14, 1990, incorporated by reference to Exhibit 3.1 to Form 8, dated May 22, 1992, File No. 0-8829. Articles of Amendment to Restated Articles of Incorporation, dated May 18, 1993, incorporated by reference to Exhibit 4.4 to Form S-3 Registration Statement, dated August 31, 1994, File No. 33-55311.

   3(ii)        By-Laws
                Restated By-Laws, effective March 14, 1990, as amended September 13, 1995, incorporated by reference to Exhibit
                3.2 to Form 8-K, dated September 21, 1995, File No.
                0-8829.

   4 Instruments defining the rights of security holders, including indentures
                Amended and Restated Rights Agreement, dated as of November 9, 1994, between Central Fidelity Banks, Inc. and Central Fidelity National Bank, as Rights Agent, incorporated by reference to Exhibit 1 to Amendment No. 1 to Registration Statement on Form 8-A, dated November 18, 1994, File No. 0-8829.

   11 Statement re: computation of per share earnings - filed herewith.

   21           Subsidiaries of the Registrant - filed herewith.

   23           Consent of independent accountants - filed herewith.

                                                                     EXHIBIT 11

                           Exhibit No. 11 to Annual Report on Form 10-K
                           Central Fidelity Banks, Inc.
                            Commission File No. 0-8829
                          Statement Re Computation of Per Share Earnings

(In Thousands, except per share data)

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      1995     1994     1993
                                                    ---------------------------
Net income                                          $105,370  $84,864 $102,917
                                                    ========= =======  =======

Shares:
  Weighted average number of common shares
    outstanding used in computing primary
    earnings per share                                39,785   39,163   38,738
  Dilutive stock options - based on
    treasury stock method                                599      746      854
                                                    -------------------------------
  Weighted average number of common shares
    used in computing fully diluted
    earnings per share                                40,384   39,909   39,592
                                                    ========= =======  =======

Earnings per share:
  Primary earnings per share                           $2.65    $2.17    $2.66

  Fully diluted earnings per share                     $2.61    $2.13    $2.60


                                                     EXHIBIT 21

                         Exhibit No. 21 to Annual Report on Form 10-K
                             Central Fidelity Banks, Inc.
                             Commission File No. 0-8829
                             Subsidiaries of the Registrant

The list below shows all of the subsidiaries of Central Fidelity Banks, Inc., their relationship by percentage of stock owned and the state of incorporation.
All are included in the consolidated financial statements at Dececember 31, 1995, which are incorporated in this report.

                             Percentage
                              Owned by              State of
                             Registrant          Incorporation
            Registrant
    ---------------------    ----------         ----------------
Central Fidelity Banks, Inc.    ---                 Virginia

      Subsidiaries
     --------------
Central Fidelity National Ban   100             National Banking
Richmond, Virginia

Central Fidelity Insurance Ag   100                 Virginia
Richmond, Virginia

Central Fidelity Services, In   100                 Virginia
Lynchburg, Virginia

Central Fidelity Properties,    100                 Virginia
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

Oakton Hills Estates Joint Ve   ***                 Virginia
Richmond, Virginia

Cedar Run Joint Venture         ***                 Virginia
Richmond, Virginia

G. C. Leasing, Inc.              **                 Virginia
Richmond, Virginia

*   100% owned by Central Fidelity National Bank, the Registrant's principal subsidiary
**  100% owned by Mulberry Corporation, a subsidiary of the Registrant's principal subsidiary, Central Fidelity National Bank.
*** 100% owned by North Hart Run, Inc., a subsidiary of Mulberry Corporation, a subsidiary of the Registrant's principal subsidiary, Central Fidelity National
     Bank.


                                                       Exhibit 23


CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Central Fidelity Banks, Inc.

We consent to incorporation by reference in (1) Registration Statement No. 2-77520 on Form S-8, (2) Registration Statement No. 2-75507 on Form S-8, (3) Registration Statement No. 2-86240 on Form S-8, (4)
Registration Statement No. 33-51393 on Form S-8, and (5) Registration Statement No. 33-61694 on Form S-3 of Central Fidelity Banks, Inc. of our report dated January 12, 1996, relating to the consolidated balance sheet of Central Fidelity Banks, Inc. and subsidiaries as of December
31, 1995 and 1994, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders' equity for each of the years in the three-year period ended December 31, 1995, which report appears on page 31 of this 1995 annual report on Form 10-K of Central Fidelity Banks, Inc. Our report refers to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and
Equity Securities" in 1993.


KPMG  Peat Marwick


Richmond, Virginia
March 25, 1996