Form 10-K/A
period 1995-12-31
CENTRAL FIDELITY BANKS INC
filed 1996-03-28
CIK 276235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A No. 1

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

                             Percentage
                              Owned by              State of
                             Registrant          Incorporation
            Registrant
    ---------------------    ----------         ----------------
Central Fidelity Banks, Inc.    ---                 Virginia

      Subsidiaries
     --------------
Central Fidelity National Bank  100             National Banking
Richmond, Virginia

Central Fidelity Insurance      100                 Virginia
  Agency, Inc.
Richmond, Virginia

Central Fidelity Services, Inc. 100                 Virginia
Lynchburg, Virginia

Central Fidelity Properties, Inc.100                 Virginia
Richmond, Virginia

Mulberry Corporation             *                  Virginia
Richmond, Virginia

S. Brooke Corporation            *                  Virginia
Richmond, Virginia

S. Hill, Inc.                    *                  Virginia
Richmond, Virginia

North Hart Run, Inc.             **                 Virginia
Richmond, Virginia

North Hart Run Joint Venture    ***                 Virginia
Richmond, Virginia

Oakton Hills Estates Joint      ***                 Virginia
  Venture
Richmond, Virginia

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


                                                       Exhibit 23


CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Central Fidelity Banks, Inc.:

We consent to incorporation by reference in (1) Registration Statement
No. 2-77520 on Form S-8, (2) Registration Statement No. 2-75507 on Form S-8, (3) Registration Statement No. 2-86240 on Form S-8, (4)
Registration Statement No. 33-51393 on Form S-8, (5) Registration Statement No. 33-61694 on Form S-3, (6) Registration Statement No. 33-55311 on Form S-3, (7) Registration Statement No. 33-61039 on Form S-8,
(8) Registration Statement No. 33-61933 on Form S-8, (9) Registration Statement No. 33-62989 on Form S-8, and (10) Registration Statement No. 333-01749 on Form S-3 of Central Fidelity Banks, Inc. of our report dated January 12, 1996 relating to the consolidated balance sheet of Central Fidelity Banks, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders' equity for each of the years in the three-year period ended December 31, 1995, which report appears on page 31 of this 1995 annual report on Form 10-K of Central Fidelity Banks, Inc. Our report refers to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1993.


KPMG Peat Marwick LLP


Richmond, Virginia
March 25, 1996