Form 10-Q
period 1996-03-31
CENTRAL FIDELITY BANKS INC
filed 1996-05-13
CIK 276235

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                        Form 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996


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


     As of May 8, 1996, the latest practicable date, Central Fidelity Banks, Inc. had 39,776,992 shares of its Common Stock outstanding. This is the only class of outstanding shares.
                                   1


                 CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES

                 FORM 10-Q

                 FOR THE QUARTER ENDED MARCH 31, 1996

                                                                       Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                    3
                  Consolidated Balance Sheet                            4-5
                  Statement of Consolidated Income                        6
                  Statement of Consolidated Cash Flows                    7
                  Statement of Changes in Consolidated Shareholders'
                     Equity                                               8
                  Supplemental Data to Financial Statements:
                  Consolidated Financial Highlights                       9
                  Average Balances and Interest Rates
                     (Taxable Equivalent Basis)                       10-11
                  Selected Loan Loss Data                                12
                  Nonperforming Assets and Past-due Loans                13

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              14-21

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders    22

         Item 6.  Exhibits and Reports on Form 8-K                       23

SIGNATURES                                                               24

EXHIBIT INDEX                                                            25

                           PART I
                        -----------

                   FINANCIAL INFORMATION
         -----------------------------------------

                CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 1996, the statement of consolidated income for the three-month period ended March 31, 1996 and 1995, the statement of consolidated cash flows and the statement of changes in consolidated shareholders' equity for the three-month period ended March 31, 1996 and 1995 are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December
31, 1995 which is the source of the Company's balance sheet as of that date.

ACCOUNTING CHANGE
- ------------------------------------
Change in Accounting Principles
- ----------------------------------------------

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" (SFAS 123), which requires a fair-value-based method of accounting and reporting standards for all stock-based compensation plans. The adoption of SFAS 123 has no impact on the financial condition or results of operations of the Company since the Company will follow the disclosure provisions of SFAS 123 and will not record compensation expense for options granted.
                                       3



CONSOLIDATED BALANCE SHEET
- ------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share data)
                                           March 31,  December 31,
                                              1996        1995
- ------------------------------------------------------------------
ASSETS
- ------------------------------------------------------------------
Cash and due from banks                      $252,869    $338,580
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                143,151     157,734
  Other money market investments               25,000      50,000
  Trading account securities                    2,486         422
- ------------------------------------------------------------------
      Total temporary investments             170,637     208,156
- ------------------------------------------------------------------
Assets available for sale:
  Securities                                3,426,718   3,654,887
  Loans                                        25,811      15,653
- ------------------------------------------------------------------
      Total assets available for sale       3,452,529   3,670,540
- ------------------------------------------------------------------
Total loans                                 6,350,554   6,301,160
  Allowance for loan losses                  (110,000)   (110,000)
- ------------------------------------------------------------------
      Net loans                             6,240,554   6,191,160
- ------------------------------------------------------------------
Accrued interest receivable                    66,490      67,436
Premises and equipment, net                   154,421     152,879
Due from customers on acceptances              15,257      18,741
Other assets                                  181,695     163,482
- ------------------------------------------------------------------
      Total assets                        $10,534,452 $10,810,974
- ------------------------------------------ ==========  ==========

CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES
- ------------------------------------------------------------------
Deposits:
  Demand                                   $1,010,480  $1,037,906
  Savings and other time                    6,582,879   6,599,645
  Certificates of deposit $100,000 and over   205,283     348,347
- ------------------------------------------------------------------
      Total deposits                        7,798,642   7,985,898
- ------------------------------------------------------------------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase          1,057,008   1,041,951
  Other short-term borrowings                  84,652      88,045
  Medium-term notes                           102,250     252,250
  Federal Home Loan Bank borrowings           407,900     350,700
  Long-term debt                              150,362     150,386
  Capitalized lease obligations                 7,646       7,746
- ------------------------------------------------------------------
      Total borrowings                      1,809,818   1,891,078
- ------------------------------------------------------------------
Dividends payable                              12,030      12,052
Accrued interest payable                       35,508      37,911
Bank acceptances outstanding                   15,257      18,741
Accounts payable and accrued liabilities       54,878      38,747
- ------------------------------------------------------------------
      Total liabilities                     9,726,133   9,984,427
- ------------------------------------------------------------------

SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------
Preferred stock, none issued                       --          --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 39,950,109
  and 40,192,879, respectively                199,751     200,964
Capital surplus                               186,432     195,151
Retained earnings                             422,518     406,567
Unrealized gains (losses) on securities available
  for sale, net of income taxes                  (382)     23,865
- ------------------------------------------------------------------
      Total shareholders' equity              808,319     826,547
- ------------------------------------------------------------------
      Total liabilities and shareholders'
        equity                            $10,534,452 $10,810,974
- ------------------------------------------ ==========  ==========
- ------------------------------------------------------------------

STATEMENT OF CONSOLIDATED INCOME
- ---------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share and per share data)
For the three months ended March 31,
                                           1996        1995
- ---------------------------------------------------------------
Income From Earning Assets
- ---------------------------------------------------------------
Interest and fees on loans                $139,469    $125,417
Interest on securities available for sale:
  U.S. Government and agencies              36,211      42,248
  States and political subdivisions          1,501       1,888
  Other                                     18,802      14,225
Interest on loans available for sale           242          33
Interest on money market investments         1,568       1,633
Interest on trading account securities          13          18
- ----------------------------------------------------------------
    Total income from earning assets       197,806     185,462
- ----------------------------------------------------------------
Interest Expense
- ---------------------------------------------------------------
Interest on deposits                        81,336      72,671
Interest on federal funds purchased and securities
  sold under agreements to repurchase       12,701      14,962
Interest on other short-term borrowings        977         727
Interest on medium-term notes                2,500       6,703
Interest on Federal Home Loan Bank
  borrowings                                 6,137       4,276
Interest on long-term debt                   2,502       2,822
Interest on capitalized lease obligations      170         179
- ----------------------------------------------------------------
    Total interest expense                 106,323     102,340
- ----------------------------------------------------------------
Net interest income                         91,483      83,122
Provision for loan losses                   10,307       5,304
- ----------------------------------------------------------------
    Net income from earning assets          81,176      77,818
- ----------------------------------------------------------------
Noninterest Income
- ---------------------------------------------------------------
Trust income                                 4,295       3,423
Deposit fees and charges                     9,363       8,526
Profits on securities available for sale and
  trading account securities                   156         516
Other income                                 6,635       5,668
- ----------------------------------------------------------------
    Total noninterest income                20,449      18,133
- ----------------------------------------------------------------
Noninterest Expense
- ---------------------------------------------------------------
Personnel expense                           34,316      32,931
Occupancy and equipment expense             11,546      10,401
FDIC insurance expense                         654       3,903
Other real estate expense                      887         521
Other expense                               13,183      10,671
- ----------------------------------------------------------------
    Total noninterest expense               60,586      58,427
- ----------------------------------------------------------------
Earnings
- ---------------------------------------------------------------
Income before income taxes                  41,039      37,524
Income tax expense                          13,058      11,804
- ----------------------------------------------------------------
    Net income                             $27,981     $25,720
- ---------------------------------------   ========    ========
Earnings Per Share
- ---------------------------------------------------------------
Net income                                   $0.70       $0.65
Average shares outstanding              40,196,957  39,457,407
- ---------------------------------------------------------------

STATEMENT OF CONSOLIDATED CASH FLOWS
- ----------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the three months ended March 31,
                                                   1996       1995
- ----------------------------------------------------------------------
OPERATING ACTIVITIES
- ----------------------------------------------------------------------
Net income                                         $27,981    $25,720
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
    Provision for loan losses                       10,307      5,304
    Depreciation of premises and equipment           3,950      3,949
    Net amortization of premium and accretion of discount
      on securities available for sale                (210)    (2,012)
    Gains on securities available for sale            (320)      (633)
    Deferred income taxes                             (764)     2,466
    (Increase) decrease in trading account
       securities                                   (2,064)       865
    Originations of loans available for sale       (34,543)    (6,010)
    Purchases of loans available for sale          (31,383)    (3,257)
    Proceeds from sales of loans available for
      sale                                          55,387      8,860
    Decrease in accrued interest receivable            946      1,225
    Decrease in accrued interest payable            (2,403)      (749)
    Other, net                                      12,892    (36,033)
- ----------------------------------------------------------------------
        Net cash provided (used) by operating
          activities                                39,776       (305)
- ----------------------------------------------------------------------
INVESTING ACTIVITIES
- ----------------------------------------------------------------------
Purchases of securities available for sale        (148,040)  (149,788)
Proceeds from sales of securities available for
  sale                                             146,616    173,356
Proceeds from maturities and repayments of securities
  available for sale                               167,819     62,601
Net increase in loans                              (62,677)  (112,959)
Purchases of premises and equipment                 (5,879)    (3,769)
Proceeds from the disposition of premises and
  equipment                                          1,215         20
Proceeds from the disposition of foreclosed
  properties                                         1,376        682
- ----------------------------------------------------------------------
        Net cash provided (used) by investing
          activities                               100,430    (29,857)
- ----------------------------------------------------------------------
FINANCING ACTIVITIES
- ----------------------------------------------------------------------
Net decrease in demand, interest checking and
  regular savings deposits                         (15,316)   (72,831)
Net increase (decrease) in consumer certificates   (22,800)   132,807
Net increase (decrease) in money market accounts    (6,076)    11,679
Net decrease in certificates of deposit $100,000
  and over                                        (143,064)    (8,698)
Net increase in short-term borrowings               11,664    103,743
Payments on medium-term notes                     (150,000)  (209,250)
Proceeds from FHLB borrowings                       57,200     33,100
Payments on long-term debt and capitalized lease
  obligations                                         (124)      (114)
Proceeds from issuance of common stock               5,294      4,790
Common stock purchased                             (15,226)        --
Cash dividends                                     (12,052)   (11,000)
- ----------------------------------------------------------------------
        Net cash used by financing activities     (290,500)   (15,774)
- ----------------------------------------------------------------------
        Decrease in cash and cash equivalents     (150,294)   (45,936)
        Cash and cash equivalents at beginning
          of year                                  571,314    496,672
- ----------------------------------------------------------------------
        Cash and cash equivalents at end of
          period                                   421,020    450,736
- ------------------------------------------------  ========   ========
- ----------------------------------------------------------------------

STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                                                                     Unrealized
                                                                                   Gains (Losses)
                                                                                   on Securities       Total
(In thousands)                          Common     Common     Capital   Retained     Available     Shareholders'
For the three months ended March 31,    Shares      Stock     Surplus   Earnings      for Sale        Equity
  1995
- ----------------------------------------------------------------------------------------------------------------
Balance at beginning of period           39,324   $196,621   $180,458   $348,219       ($102,226)      $623,072
Net income                                   --         --         --     25,720              --         25,720
Common stock issued under Plans             219      1,095      3,695         --              --          4,790
Cash dividends declared on common stock      --         --         --    (11,071)             --        (11,071)
Change in unrealized losses on securities available
  for sale, net of income taxes of
  $32,910                                    --         --         --         --          61,119         61,119
- ----------------------------------------------------------------------------------------------------------------
Balance at end of period                 39,543   $197,716   $184,153   $362,868        ($41,107)      $703,630
- --------------------------------------- =======   =========  =========  =========      =========      =========

For the three months ended March 31, 1996
- ----------------------------------------------------------------------------------------------------------------
Balance at beginning of period           40,193   $200,964   $195,151   $406,567         $23,865       $826,547
Net income                                   --         --         --     27,981              --         27,981
Common stock issued under Plans             206      1,034      4,260         --              --          5,294
Common stock purchased                     (449)    (2,247)   (12,979)        --              --        (15,226)
Cash dividends declared on common stock      --         --         --    (12,030)             --        (12,030)
Change in unrealized gains on securities available
  for sale, net of income taxes of
  $13,056                                    --         --         --         --         (24,247)       (24,247)
- ----------------------------------------------------------------------------------------------------------------
Balance at end of period                 39,950   $199,751   $186,432   $422,518           ($382)      $808,319
- --------------------------------------- =======   =========  =========  =========      =========      =========
- ----------------------------------------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL HIGHLIGHTS
- ------------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share and per share data)
For the three months ended March 31,
                                                                                    1996         1995        Change
- ------------------------------------------------------------------------------------------------------------------------
Results Of Operations
- ------------------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)                                          $93,244      $85,090          9.6 %
Provision for loan losses                                                            10,307        5,304         94.3
Noninterest income                                                                   20,449       18,133         12.8
Noninterest expense                                                                  60,586       58,427          3.7
Net income                                                                           27,981       25,720          8.8

Per Share Data
- ------------------------------------------------------------------------------------------------------------------------
Net income                                                                            $0.70        $0.65          7.7 %
Book value                                                                            20.23        17.79         13.7

Average Daily Balance
- ------------------------------------------------------------------------------------------------------------------------
Assets                                                                          $10,468,948   $9,943,075          5.3 %
Loans                                                                             6,335,868    5,811,787          9.0
Earning assets                                                                    9,936,202    9,472,512          4.9
Deposits                                                                          7,819,641    7,196,780          8.7
Shareholders' equity                                                                822,450      679,321         21.1
Shares outstanding                                                               40,196,957   39,457,407          1.9

Balance At Quarter-End
- ------------------------------------------------------------------------------------------------------------------------
Assets                                                                          $10,534,452  $10,076,829         4.5 %
Loans                                                                             6,376,365    5,878,231          8.5
Earning assets                                                                    9,973,720    9,538,663          4.6
Deposits                                                                          7,798,642    7,290,201          7.0
Shareholders' equity                                                                808,319      703,630         14.9
Shares outstanding                                                               39,950,109   39,543,285          1.0

Key Performance Ratios (Basis point change)
- ------------------------------------------------------------------------------------------------------------------------
Return on average assets                                                               1.07 %       1.03 %       0.04
Return on average shareholders' equity                                                13.61        15.14        (1.53)
Net interest margin (tax-equivalent basis)                                             3.77         3.64         0.13
Efficiency                                                                            52.58        56.38        (3.80)
Allowance for loan losses as a percentage of loans                                     1.73         1.87        (0.14)
Equity to total assets                                                                 7.67         6.98         0.69
Risk-based capital                                                                    13.17        14.00        (0.83)
- ------------------------------------------------------------------------------------------------------------------------
COMMON STOCK PERFORMANCE AND DIVIDENDS
- ------------------------------------------------------------------------------------------------------------------------
                                                                  Common Stock Prices
                                        ----------------------------------------------------          Dividends
                                                   1996                       1995                    Per Share
                                        ----------------------------------------------------  ------------------------
                                           High          Low          High          Low          1996         1995
                                        -----------  -----------  ------------  ------------  -----------  -----------
First Quarter                             $34.50       $31.63        $27.25        $24.25        $.30          $.28
Second Quarter                                                        30.50         25.25                       .30
Third Quarter                                                         33.50         29.25                       .30
Fourth Quarter                                                        34.25         30.50                       .30
- ------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES AND INTEREST RATES (Taxable Equivalent Basis)
- ---------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the three months ended March 31,
                                                       1996                                1995
- ---------------------------------------------------------------------------------------------------------------
                                          Average               Yield/      Average                  Yield/
                                          Balance    Interest    Rate       Balance      Interest     Rate
- ---------------------------------------------------------------------------------------------------------------
Assets
- ---------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial real
      estate                             $1,994,064    $42,090     8.49 %  $1,866,179       $39,715     8.63 %
    Construction                            285,169      6,495     9.16       312,578         7,535     9.78
    Residential real estate               1,607,454     29,671     7.42     1,566,556        28,058     7.26
    Consumer second mortgage                622,031     15,122     9.78       557,120        13,176     9.59
    Installment                           1,044,530     22,260     8.57       899,416        17,592     7.93
    Bank card                               769,608     24,659    12.89       608,367        20,264    13.51
- -------------------------------------------------------------------       --------------------------
                                          6,322,856    140,297     8.92     5,810,216       126,340     8.82
  Assets available for sale:
    Securities:
      U.S. Government and agencies        2,233,721     36,211     6.52     2,574,475        42,248     6.66
      States and political subdivisions     112,704      2,309     8.20       137,334         2,835     8.26
      Other                               1,134,828     18,842     6.68       832,276        14,227     6.93
- -------------------------------------------------------------------       --------------------------
                                          3,481,253     57,362     6.63     3,544,085        59,310     6.79
    Loans                                    13,012        242     7.49         1,571            33     8.54
- -------------------------------------------------------------------       --------------------------
                                          3,494,265     57,604     6.63     3,545,656        59,343     6.79
  Money market investments                  118,134      1,649     5.61       115,407         1,720     6.04
  Trading account securities                    947         17     7.09         1,233            27     8.81
- -------------------------------------------------------------------       --------------------------
        Total interest-earning assets     9,936,202   $199,567     8.08 %   9,472,512      $187,430     8.02 %
- ----------------------------------------------------  ========            ------------     ========
Noninterest-earning assets:
  Cash and due from banks                   267,549                           259,120
  Premises and equipment, net               152,978                           146,446
  Other assets                              222,219                           174,997
  Allowance for loan losses                (110,000)                         (110,000)
- ----------------------------------------------------                      ------------
        Total assets                    $10,468,948                        $9,943,075
- ---------------------------------------- ==========                        ==========

Liabilities and Shareholders' Equity                   1996                                1995
- ---------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                        $684,446     $3,433     2.02 %    $643,036        $3,741     2.36 %
  Regular savings                           733,436      4,982     2.73       754,045         5,216     2.81
  Consumer certificates                   4,121,389     58,936     5.75     3,680,367        50,277     5.54
  Money market accounts                   1,056,627     10,499     4.00     1,002,032        10,175     4.12
  Certificates of deposit $100,000 and
    over                                    253,209      3,486     5.54       237,466         3,262     5.57
  Federal funds purchased and repos         987,229     12,701     5.17     1,043,307        14,962     5.82
  Other short-term borrowings                79,795        977     4.93        55,034           727     5.36
  Medium-term notes                         176,426      2,500     5.70       458,042         6,703     5.94
  Federal Home Loan Bank borrowings         386,458      6,137     6.39       258,384         4,276     6.71
  Long-term debt                            150,376      2,502     6.69       150,430         2,822     7.61
  Capitalized lease obligations               7,686        170     8.90         8,106           179     8.97
- -------------------------------------------------------------------       --------------------------
        Total interest-bearing
          liabilities                     8,637,077   $106,323     4.95 %   8,290,249      $102,340     5.01 %
- ----------------------------------------------------  ========            ------------     ========
Noninterest-bearing liabilities:
  Demand deposits                           970,534                           879,834
  Other                                      38,887                            93,671
- ----------------------------------------------------                      -----------------
        Total noninterest-bearing
          liabilities                     1,009,421                           973,505
Shareholders' equity                        822,450                           679,321
- ----------------------------------------------------                      -----------------
        Total liabilities and
          shareholders' equity          $10,468,948                        $9,943,075
- ---------------------------------------- ==========                        ==========
Net interest earnings                                  $93,244                              $85,090
- ----------------------------------------              ========                             ========
Net interest spread                                                3.13 %                               3.01 %
- ----------------------------------------                         ======                               ======
Net interest margin                                                3.77 %                               3.64 %
- ----------------------------------------                         ======                               ======
- ---------------------------------------------------------------------------------------------------------------

SELECTED LOAN LOSS DATA
- --------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the three months ended March 31,
                                                1996        1995
- --------------------------------------------------------------------
Balance at beginning of period                 $110,000    $110,000
Provision charged to expense                     10,307       5,304
- --------------------------------------------------------------------
                                                120,307     115,304
Loans charged off:
  Commercial and commercial real estate           1,539       1,451
  Construction                                      500          --
  Residential real estate                           138          50
  Installment                                     4,646       3,252
  Bank card                                       7,580       5,148
- --------------------------------------------------------------------
    Total charge-offs                            14,403       9,901
- --------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and commercial real estate             670       1,978
  Construction                                      702         857
  Residential real estate                             2           6
  Installment                                     1,900       1,062
  Bank card                                         822         694
- --------------------------------------------------------------------
    Total recoveries                              4,096       4,597
- --------------------------------------------------------------------
    Net charge-offs                              10,307       5,304
- --------------------------------------------------------------------
Balance at end of period                       $110,000    $110,000
- --------------------------------------------  =========   =========
Average loans                                $6,335,868  $5,811,787
Loans at period-end                          $6,376,365  $5,878,231
Ratio of provision for loan losses to
  average loans                                    0.65%       0.37%
Ratio of net charge-offs to average loans          0.65%       0.37%
Ratio of allowance for loan losses to loans
  at period-end                                    1.73%       1.87%
- --------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST-DUE LOANS
- ---------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands)
                                                      March    December 31,
                                                 1996        1995        1995
- ---------------------------------------------------------------------------------
Nonperforming Assets
- ---------------------------------------------------------------------------------
Nonaccrual loans:
  Land acquisition, land development
    or construction:
      Commercial                                  $6,131      $7,683      $6,236
      Residential                                 11,603      14,710      16,784
  Residential real estate                          4,957       3,839       4,655
  Commercial real estate                           9,988      20,734      11,825
  Commercial and industrial                        8,772      12,089       9,263
- ---------------------------------------------------------------------------------
    Total nonaccrual loans                        41,451      59,055      48,763
- ---------------------------------------------------------------------------------
Restructured loans                                    --          --          --
- ---------------------------------------------------------------------------------
    Total nonperforming loans                     41,451      59,055      48,763
- ---------------------------------------------------------------------------------
Foreclosed properties:
  Land and developed lots:
    Commercial                                     2,640       4,964       2,742
    Residential                                    9,742      13,762      10,370
  Residential real estate                          3,982       3,631       3,318
  Commercial real estate                           1,880       1,514         706
- ---------------------------------------------------------------------------------
    Total foreclosed properties                   18,244      23,871      17,136
- ---------------------------------------------------------------------------------
    Total nonperforming assets                   $59,695     $82,926     $65,899
- ---------------------------------------------    =======     =======     =======
Ratio of nonperforming assets to
  loans and foreclosed properties                   0.93%       1.41%       1.04%
- ---------------------------------------------------------------------------------
Past-due Loans (90 days or more and still accruing)
- ---------------------------------------------------------------------------------
  Commercial and construction                     $1,147      $1,199      $1,159
  Residential real estate                          6,623       3,826       7,941
  Installment                                      3,832       1,734       4,028
  Bank card                                        8,262       6,432       7,855
- ---------------------------------------------------------------------------------
    Total past-due loans                         $19,864     $13,191     $20,983
- ---------------------------------------------    =======     =======     =======
- ---------------------------------------------------------------------------------

                     CENTRAL FIDELITY BANKS, INC.

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion is intended to provide information about the Company's financial condition and results of operations which may not be readily apparent from the consolidated financial statements and tables included in this report. Reference should be made to those statements and tables and other selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Results of Operations
- -------------------------------

     Net income for the first three months of 1996 was $28.0 million, 8.8% higher than the $25.7 million earned in the first three months of 1995. On a per share basis, net income grew 7.7% to $.70 from $.65 on a higher number of average shares outstanding. The increases in net income and net income per share were due primarily to higher net interest margin, growth in noninterest income and effective control over operating expenses.

     On a tax-equivalent basis, net interest income for the three months ended March 31, 1996 was $93.2 million, a 9.6% increase from the $85.1 million earned in the corresponding 1995 period. The net interest margin was 3.77% for the three months ended March 31, 1996, up thirteen basis points from 3.64% during the same period in 1995. The growth in net interest income and net interest margin during the three-month period was impacted by the higher yield on earning assets and a reduced cost of interest-bearing liabilities. For the first three months of 1996, average earning assets grew $463.7 million from the level recorded in the first three months of 1995, or 4.9%. This growth produced $12.1 million additional income, an increase of 6.5% from the first three months of 1995. The yield on average earning assets increased 6 basis points. Average interest-bearing liabilities increased $346.8 million, or 4.2% from the three months ended March 31, 1995, and interest expense increased $4.0 million or 3.9% over the corresponding 1995 period, but the cost of interest-bearing liabilities declined 6 basis points.
                               14

     For the three-month period ended March 31, 1996, the Company's interest rate swap activities resulted in declines in interest income of $619,000 and interest expense of $296,000 compared to $913,000 decrease in interest income and $750,000 increase in interest expense for the corresponding period in 1995. The Company's interest rate swap activities resulted in reductions of net interest income of $323,000 for the three months ended March 31, 1996 and $1,663,000 for the same period in 1995.

     The provision for loan losses was $10.3 million for the three months ended March 31, 1996 compared with $5.3 million recorded for the corresponding period in 1995. The increase in the provision was impacted by the higher level of net charge-offs. This higher net charge-off level resulted from a combination of lower commercial and commercial real estate loan recoveries and higher levels of losses in both consumer installment and bankcard loans when compared to the first quarter of 1995.

     Noninterest income totalled $20.4 million for the first three months of 1996 compared with $18.1 million for the same period in 1995, representing an increase of 12.8%. The increase in noninterest income was primarily driven by higher trust income, growth in deposit fees and charges and generally stronger miscellaneous fee revenue.

     Noninterest expense for the first three months of 1996 increased 3.7% to $60.6 million compared to the same period in 1995. This modest increase resulted in part from higher personnel, occupancy and equipment costs and greater amortization of deposit intangibles relating to the acquisition of 14 branches from Household Bank, f.s.b. in June, 1995. Lower FDIC premiums partially offset noninterest expense growth.

Balance Sheet
- ---------------------
     Total assets as of March 31, 1996 were $10.5 billion, a decrease from year-end 1995's $10.8 billion level. Total loans at March 31, 1996 were
$6.4 billion, slightly higher than at December 31, 1995, representing growth primarily in both the commercial and consumer loan categories.
Total deposits were $7.8 billion at March 31, 1996, a decline of 2.3% from December 31, 1995. Shareholders' equity at March 31, 1996 was $808.3 million, or 7.7% of total assets. At December 31, 1995, shareholders'
equity was $826.5 million, or 7.6% of total assets. The book value per share declined from $20.56 at December 31, 1995 to $20.23 at March 31,
1996. Excluding the impact of unrealized gains and losses on securities available for sale, shareholders' equity was $808.7 million, or 7.7% of total assets at March 31, 1996, and $802.7 million, or 7.4% of total assets at December 31, 1995. Book value per share was $20.24 at March 31, 1996, a 1.4% growth from $19.97 at December 31, 1995.
                                    15

     The return on average total assets during the first three months of 1996 was 1.07% compared to 1.03% for the comparable 1995 period. The return on average shareholders' equity was 13.61% versus 15.14% in 1995.

Asset Quality
- ------------------

     Nonperforming assets as of March 31, 1996 were $59.7 million, or .57% of total assets, compared to $65.9 million or .61% of total assets at December 31, 1995 and $82.9 million or .82% of total assets at March 31, 1995. At March 31, 1996, nonperforming assets were .93% of loans and foreclosed properties, compared to 1.04% at December 31, 1995 and 1.41% at March 31, 1995. The lower level of nonperforming assets was a result of overall improved credit quality in the loan portfolio.

     The allowance for loan losses at March 31, 1996, December 31, 1995 and March 31, 1995 was $110.0 million. At March 31, 1996, the allowance for loan losses was 1.73% of loans, compared to 1.74% at December 31, 1995 and 1.87% at March 31, 1995. At March 31, 1996, the allowance for loan losses to nonperforming assets was 184%, compared to 167% at December 31, 1995 and 133% at March 31, 1995. Net loan charge-offs for the three months ended March 31, 1996 were $10.3 million, representing
 .65% of average loans on an annualized basis compared to $9.4 million or .60% for the three months ended December 31, 1995 and $5.3 million or
 .37% for the three months ended March 31, 1995.

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

     While it is the Company's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to its adequacy.
                               16

Capital Resources
- --------------------------

     The Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines at March 31, 1996. At March 31,
1996, the Company's total risk-based capital was $990.2 million, as compared to $982.7 million at year-end 1995 and $949.4 million at March
31, 1995. The ratio of total risk-based capital to risk-weighted assets was 13.17% at March 31, 1996 compared to 13.12% and 14.00% at December
31, 1995 and March 31, 1995, respectively. At March 31, 1996, the
Company's leverage ratio was 7.17%, compared to 7.06% at December
31, 1995 and 7.21% at March 31, 1995. At March 31, 1996, the Bank's total risk-based capital and leverage ratios were 12.84% and 6.94%, respectively.

Off-Balance-Sheet Derivatives
- ---------------------------------------------

     Interest rate swaps have been the main derivative instrument used to modify the repricing characteristics of various balance sheet assets and liabilities. The typical interest rate swaps entered into by the Company are commitments to participate in cash settlements with a counterparty at various future dates as agreed to in the swap contract. These cash settlements result from movements in interest rates and are based on differences in specific rate indexes as applied to the notional principal amount of the contract.

     The Company utilizes financial derivatives in its strategy of managing liability sensitivity. In the implementation of this strategy, the use of off-balance-sheet derivatives is limited compared to the size of various on-balance-sheet instruments.

     Market values of derivatives transactions fluctuate based upon movements in the underlying financial indices such as interest rates.
Market values are monitored on a monthly basis through external pricing mechanisms and then tested by using internal calculations. The
Company's objective measurement system together with risk limits and timely reporting to senior management help to mitigate the likelihood of any material gain or loss recognition on the Company's interest rate swaps. In the event that a derivative product is terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the remaining life of the underlying hedged asset or liability.
                                17

     Financial derivatives may expose the Company to credit risk to the extent of the fair value gain of an instrument should the counterparty default on its obligation to perform. The Company seeks to reduce credit risk by dealing only with highly rated counterparties and by setting exposure limits based on independent industry ratings from the major rating agencies and other relevant criteria. Furthermore, the Company uses bilateral netting agreements and collateral arrangements to reduce credit risk. Collateral is delivered by either party when the fair value of the transaction exceeds established credit risk thresholds.

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

Change in Accounting Principles
- ----------------------------------------------

See Item 1. Financial Statements herein.
                                    18


- --------------------------------------------------------------------------------------------------------
Summary of Interest Rate Swaps

  The weighted average variable rates are based upon the contractual rates in effect at March 31, 1996:

(In Thousands) March 31, 1996


                                  Notional  Weighted Average Rate  Maturity      Interest    Unrecognized
                                   Amount     Receive         Pay  In Years Income/(Expense) Gains(Losses)
- --------------------------------------------------------------------------------------------------------
Company Hedging Swaps
- --------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                    $100,000    5.34 % (1)  5.47 %      1.53            ($26)       ($336)
  Securities available for sale     15,943    5.70   (2)  9.00        3.49            (422)        (588)
  Fixed rate commercial loans       22,904    5.42   (1)  6.83        3.45             (79)        (523)
- ------------------------------------------------                            -------------- -------------
    Total pay fixed/receive
      variable                     138,847    5.39        6.11        2.08            (527)      (1,447)
- ------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.25   (1)  6.63             588        4,996
  Fixed rate medium-term
    borrowings                     100,000    4.69        5.25   (1)  0.21            (266)        (226)
  Variable rate commercial loans   100,000    4.77        5.47   (1)  0.81            (118)        (886)
- ------------------------------------------------                            -------------- -------------
    Total receive fixed/pay
      variable                     350,000    5.74        5.31        3.13             204        3,884
- ------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $488,847    5.64 %      5.54 %      2.83           ($323)      $2,437
- ----------------------------------========                                        ========     ========
- --------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
- --------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,500    5.36 % (1)  9.11 %      2.06            $163        ($413)
Receive fixed/pay variable           4,500    9.20        5.36   (1)  2.06            (162)         421
- ------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $9,000    7.74 %      7.71 %      2.06              $1           $8
- ----------------------------------========                                        ========     ========

  The weighted average variable rates are based upon the contractual rates in effect at March 31, 1995:

(In Thousands) March 31, 1995
- --------------------------------------------------------------------------------------------------------
Company Hedging Swaps
- --------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                     $50,000    6.25 % (1)  6.42 %      2.21            ($13)        $644
  Variable rate deposits            50,000    5.82   (3)  4.98        0.29             120          136
  Fixed rate commercial loans       26,321    6.28   (1)  6.83        4.43             (48)         173
- ------------------------------------------------                            -------------- -------------
    Total pay fixed/receive
      variable                     126,321    6.09        5.94        1.91              59          953
- ------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        6.31   (1)  7.63             275       (2,874)
  Fixed rate medium-term
    borrowings                     340,000    4.85        6.31   (1)  1.43          (1,132)      (7,167)
  Variable rate commercial loans   100,000    4.77        6.31   (1)  1.81            (865)      (4,277)
- ------------------------------------------------                            -------------- -------------
    Total receive fixed/pay
      variable                     590,000    5.41        6.31        3.07          (1,722)     (14,318)
- ------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $716,321    5.53 %      6.24 %      2.87         ($1,663)    ($13,365)
- ----------------------------------========                                        ========     ========
- --------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
- --------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $9,000    6.15 % (1)  6.87 %      2.02            $291        ($284)
Receive fixed/pay variable           9,000    6.92        6.15   (1)  2.02            (290)         317
- ------------------------------------------------                            -------------- -------------
    Total customer hedging swaps   $18,000    6.54 %      6.51 %      2.02              $1          $33
- ----------------------------------========                                        ========     ========
- --------------------------------------------------------------------------------------------------------
(1) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 3-month maturity.
(2) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 1-month maturity plus 60 basis points.
(3) Variable rate is tied to U.S. Treasury bill rate.

                                               19


- -------------------------------------------------------------------
Interest Rate Swaps - Notional Amount Rollforward

                                Pay fixed/ Pay variable   Total
(In thousands)                   receive     receive       All
                                 variable     fixed       Swaps
- -------------------------------------------------------------------
Notional Amount
- -------------------------------------------------------------------
Company Swaps:
  Beginning balance, January 1,
    1996                           $96,814    $450,000    $546,814
  New swaps                         50,000          --      50,000
  Terminated swaps                      --          --          --
  Matured swaps                         --    (100,000)   (100,000)
  Amortization of swaps             (7,967)         --      (7,967)
- -------------------------------------------------------------------
    Ending balance, March 31,
      1996                        $138,847    $350,000    $488,847
- -------------------------------   ========    ========    ========
Customer Swaps:
  Beginning balance, January 1,
    1996                            $4,000      $4,000      $8,000
  New swaps                            500         500       1,000
  Terminated swaps                      --          --          --
  Matured swaps                         --          --          --
  Amortization of swaps                 --          --          --
- -------------------------------------------------------------------
    Ending balance, March 31,
      1996                          $4,500      $4,500      $9,000
- -------------------------------   ========    ========    ========
- -------------------------------------------------------------------

                                20


- ----------------------------------------------------------------------------------------------------
Expected Maturities of Interest Rate Swaps

                                    Due   After One After Two After Three After Four
                                  Within   Through  Through   Through   Through    After
(In Thousands) March 31, 1996    One Year Two Years Three Years Four Years Five Years Five Years  Total
- ----------------------------------------------------------------------------------------------------
Company Hedging Swaps
- ----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                  $6,693 $111,727    $6,950   $12,188    $1,289        -- $138,847
  Weighted average pay rate          8.67%    5.72%     8.24%     6.82%     7.03%       --     6.11%
  Weighted average receive rate:
    Contractual rate*                5.67%    5.36%     5.63%     5.43%     5.25%       --     5.39%
    Forward yield curve**            5.48%    5.74%     5.96%     6.12%     6.28%       --     5.78%

Receive fixed/pay variable:
  Notional amount                $200,000       --        --        --        --  $150,000 $350,000
  Weighted average pay rate:
    Contractual rate*                5.36%      --        --        --        --      5.25%    5.31%
    Forward yield curve**            5.48%      --        --        --        --      6.53%    5.93%

  Weighted average receive rate      4.73%      --        --        --        --      7.10%    5.74%
- ----------------------------------------------------------------------------------------------------
Customer Hedging Swaps
- ----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                      --     $500    $4,000        --        --        --   $4,500
  Weighted average pay rate            --     5.40%     9.57%       --        --        --     9.11%
  Weighted average receive rate:
    Contractual rate*                  --     5.59%     5.33%       --        --        --     5.36%
    Forward yield curve**              --     5.81%     5.88%       --        --        --     5.87%

Receive fixed/pay variable:
  Notional amount                      --     $500    $4,000        --        --        --   $4,500
  Weighted average pay rate:
    Contractual rate*                  --     5.59%     5.33%       --        --        --     5.36%
    Forward yield curve**              --     5.81%     5.88%       --        --        --     5.87%

  Weighted average receive rate        --     5.80%     9.62%       --        --        --     9.20%
- ----------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at
     March 31, 1996.
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.

                                                   21

                              PART II
                            ----------

                         OTHER INFORMATION
                  ------------------------------

                    CENTRAL FIDELITY BANKS, INC.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on May 8, 1996. At said meeting, as set forth in the Registrant's definitive proxy material for the meeting, four directors in Class 2 were elected to serve until the 1999 Annual Meeting of Shareholders, and until their successors are elected and qualified.

     The results of the voting were as follows:

Nominees for election  # of shares voting
as Class 1 directors:         For          Withheld
- ----------------------------------------------------
Alvin R. Clements        35,280,884         198,481
Thomas R. Glass          35,119,149         360,216
George R. Lewis          35,266,045         213,320
T. Justin Moore, III     35,216,383         262,982

     The results of the voting by brokers were as follows:

                         # of brokers'
Nominees for election    shares voting                 Proxies
as Class 1 directors:       For            Withheld  not received
- ----------------------------------------------------------------
Alvin R. Clements        23,416,041         137,669     1,991,096
Thomas R. Glass          23,263,154         290,556     1,991,096
George R. Lewis          23,407,630         146,080     1,991,096
T. Justin Moore, III     23,397,949         155,761     1,991,096

     The continuing Class 3 Directors serving until the 1997 Annual Meeting are James F. Betts, Phyllis L. Cothran, Robert L. Freeman, G. Bruce Miller and Kenneth S. White.

     The continuing Class 1 Directors serving until the 1998 Annual Meeting are Jack H. Ferguson, Lewis N. Miller, Jr., Richard L. Morrill, Lloyd U. Noland, III and William G. Reynolds, Jr.
                                     22

ITEM 6. Exhibits and Reports on Form 8-K.

                A. Exhibits:

                   Exhibit 11 - Statement re computation of per share earnings
                           27 - Financial data schedule

                B. Reports on Form 8-K:

                   Report on Form 8-K was filed on January 24, 1996 announcing the authorization by the Company's Board of Directors to repurchase up to 2,000,000 shares, approximately 5% of its outstanding common stock, over an 18 to 24 month period. The repurchased shares may be used for general corporate purposes. Repurchases under the program may be discontinued or interrupted at any time.
                                       23

                      SIGNATURES
                 --------------------

     Pursuant to the requirements of the Securities Exchange Act
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FIDELITY BANKS, INC.
- -------------------------------------------------
        (Registrant)



/s/ Charles W. Tysinger
Charles W. Tysinger
Corporate Executive Officer and Treasurer
(Principal Financial Officer)



/s/ James F. Campbell
James F. Campbell
Senior Vice President & Controller
(Principal Accounting Officer)

Date: May 13, 1996
                                24

                          EXHIBIT INDEX
                     ------------------------

Exhibit No.                Description
- -----------             ------------------

    11     Statement re Computation of Per Share Earnings
    27     Financial Data Schedule


                            EXHIBIT 11
              CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES
            STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

(In Thousands)
                                           For the Three Months
                                             Ended March 31,
                                           --------------------
                                              1996      1995
                                             ------    ------
Earnings:
  Net income                                 $27,981   $25,720
                                             =======   =======
Shares:
  Weighted average number of common shares used
    in computing primary earnings per share   40,197    39,457

  Dilutive stock options - based on treasury stock
    method                                       663       506
                                           --------------------
  Weighted average number of common shares used
    in computing fully diluted earnings
    per share                                 40,860    39,963
                                             =======   =======

Earnings per share:
  Primary earnings per share                   $0.70     $0.65

  Fully diluted earnings per share             $0.68     $0.64
