Form 10-Q
period 1996-06-30
CENTRAL FIDELITY BANKS INC
filed 1996-08-12
CIK 276235

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                        Form 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996


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




     Central Fidelity Banks, Inc. (1) has filed all report to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


     As of August 8, 1996, the latest practicable date, Central Fidelity Banks, Inc. had 59,664,896 shares of its Common Stock outstanding.
This is the only class of outstanding shares.
                                   1


                      CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                           FOR THE QUARTER ENDED JUNE 30, 1996

                                                                     Page

PART I.  FINANCIAL INFORMATION

         Item 1.Financial Statements                                    3
                Consolidated Balance Sheet                            4-5
                Statement of Consolidated Income                        6
                Statement of Consolidated Cash Flows                    7
                Statement of Changes in Consolidated Shareholders'
                  Equity                                                8
                Supplemental Data to Financial Statements:
                    Consolidated Financial Highlights                   9
                    Average Balances and Interest Rates (Taxable
                      Equivalent Basis)                             10-13
                    Selected Loan Loss Data                            14
                    Nonperforming Assets and Past-due Loans            15

         Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               16-25

PART II. OTHER INFORMATION

         Item 6.Exhibits and Reports on Form 8-K                       26

SIGNATURES                                                             27

EXHIBIT INDEX                                                          28

                           PART I
                        -----------

                   FINANCIAL INFORMATION
         -----------------------------------------

                CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

     The consolidated balance sheet as of June 30, 1996, the statement of consolidated income for the three-month and six-month periods ended
June 30, 1996 and 1995, the statement of consolidated cash flows and the statement of changes in consolidated shareholders' equity for the six-month period ended June 30, 1996 and 1995 are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which is the source of the Company's balance sheet as of that date.
                                  3



CONSOLIDATED BALANCE SHEET
- ------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share data)
                                            June 30,  December 31,
                                              1996        1995
- ------------------------------------------------------------------
ASSETS
- ------------------------------------------------------------------
Cash and due from banks                      $256,100    $338,580
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                158,814     157,734
  Other money market investments               25,000      75,000
  Trading account securities                    1,205         422
- ------------------------------------------------------------------
      Total temporary investments             185,019     233,156
- ------------------------------------------------------------------
Assets available for sale:
  Securities                                3,254,216   3,629,887
  Loans                                        14,397      15,653
- ------------------------------------------------------------------
      Total assets available for sale       3,268,613   3,645,540
- ------------------------------------------------------------------
Total loans                                 6,459,896   6,301,160
  Allowance for loan losses                  (110,000)   (110,000)
- ------------------------------------------------------------------
      Net loans                             6,349,896   6,191,160
- ------------------------------------------------------------------
Accrued interest receivable                    65,535      67,436
Premises and equipment, net                   155,466     152,879
Due from customers on acceptances              13,860      18,741
Other assets                                  197,040     163,482
- ------------------------------------------------------------------
      Total assets                        $10,491,529 $10,810,974
- ------------------------------------------ ==========  ==========

                                            June 30,  December 31,
LIABILITIES                                   1996        1995
- ------------------------------------------------------------------
Deposits:
  Demand                                   $1,089,147  $1,037,906
  Savings and other time                    6,498,634   6,599,645
  Certificates of deposit $100,000 and over   376,279     348,347
- ------------------------------------------------------------------
      Total deposits                        7,964,060   7,985,898
- ------------------------------------------------------------------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase            950,231   1,041,951
  Other short-term borrowings                 105,491      88,045
  Medium-term notes                                --     252,250
  Federal Home Loan Bank borrowings           404,000     350,700
  Long-term debt                              150,350     150,386
  Capitalized lease obligations                 7,543       7,746
- ------------------------------------------------------------------
      Total borrowings                      1,617,615   1,891,078
- ------------------------------------------------------------------
Dividends payable                              13,135      12,052
Accrued interest payable                       31,500      37,911
Bank acceptances outstanding                   13,860      18,741
Accounts payable and accrued liabilities       42,835      38,747
- ------------------------------------------------------------------
      Total liabilities                     9,683,005   9,984,427
- ------------------------------------------------------------------

SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------
Preferred stock, none issued                       --          --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 59,708,622
  and 40,192,879, respectively                298,543     200,964
Capital surplus                               180,899     195,151
Retained earnings                             338,664     406,567
Unrealized gains (losses) on securities available
  for sale, net of income taxes                (9,582)     23,865
- ------------------------------------------------------------------
      Total shareholders' equity              808,524     826,547
- ------------------------------------------------------------------
      Total liabilities and shareholders'
        equity                            $10,491,529 $10,810,974
- ------------------------------------------ ==========  ==========
- ------------------------------------------------------------------

STATEMENT OF CONSOLIDATED INCOME
- ------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                           For the three months    For the six months
                                              ended June 30,          ended June 30,
- ------------------------------------------------------------------------------------------
(In thousands, except share and per share     1996        1995        1996        1995
- ------------------------------------------------------------------------------------------
Income From Earning Assets
- ------------------------------------------------------------------------------------------
Interest and fees on loans                   $139,955    $130,719    $279,424    $256,136
Interest on securities available for sale:
  U.S. Government and agencies                 33,806      41,865      70,017      84,113
  States and political subdivisions             1,397       1,836       2,898       3,724
  Other                                        18,675      15,005      37,477      29,230
Interest on loans available for sale              300          77         542         110
Interest on money market investments            1,312       1,630       2,880       3,263
Interest on trading account securities             21          20          34          38
- ------------------------------------------------------------------------------------------
    Total income from earning assets          195,466     191,152     393,272     376,614
- ------------------------------------------------------------------------------------------
Interest Expense
- ------------------------------------------------------------------------------------------
Interest on deposits                           79,398      78,294     160,734     150,965
Interest on federal funds purchased and securities
  sold under agreements to repurchase          12,170      15,261      24,871      30,223
Interest on other short-term borrowings           955         761       1,932       1,488
Interest on medium-term notes                   1,341       5,193       3,841      11,896
Interest on Federal Home Loan Bank borrowings   6,292       4,940      12,429       9,216
Interest on long-term debt                      2,533       2,709       5,035       5,531
Interest on capitalized lease obligations         168         177         338         356
- ------------------------------------------------------------------------------------------
    Total interest expense                    102,857     107,335     209,180     209,675
- ------------------------------------------------------------------------------------------
Net interest income                            92,609      83,817     184,092     166,939
Provision for loan losses                      10,644       3,344      20,951       8,648
- ------------------------------------------------------------------------------------------
    Net income from earning assets             81,965      80,473     163,141     158,291
- ------------------------------------------------------------------------------------------
Noninterest Income
- ------------------------------------------------------------------------------------------
Trust income                                    4,473       3,507       8,768       6,930
Deposit fees and charges                        9,458       8,676      18,821      17,202
Profits (losses) on securities available for sale and
  trading account securities                     (157)       (158)         (1)        358
Other income                                    6,764       7,453      13,399      13,121
- ------------------------------------------------------------------------------------------
    Total noninterest income                   20,538      19,478      40,987      37,611
- ------------------------------------------------------------------------------------------
Noninterest Expense
- ------------------------------------------------------------------------------------------
Personnel expense                              34,523      33,359      68,839      66,290
Occupancy and equipment expense                11,320      10,499      22,866      20,900
FDIC insurance expense                            680       4,069       1,334       7,972
Other real estate expense                         421       1,812       1,308       2,333
Other expense                                  13,301      12,197      26,484      22,868
- ------------------------------------------------------------------------------------------
    Total noninterest expense                  60,245      61,936     120,831     120,363
- ------------------------------------------------------------------------------------------
Earnings
- ------------------------------------------------------------------------------------------
Income before income taxes                     42,258      38,015      83,297      75,539
Income tax expense                             13,449      11,991      26,507      23,795
- ------------------------------------------------------------------------------------------
    Net income                                $28,809     $26,024     $56,790     $51,744
- ------------------------------------------    =======     =======     =======     =======
Earnings Per Share
- ------------------------------------------------------------------------------------------
Net income                                      $0.48       $0.44       $0.95       $0.87
Average shares outstanding                 59,791,822  59,478,665  60,041,921  59,331,497
- ------------------------------------------------------------------------------------------

STATEMENT OF CONSOLIDATED CASH FLOWS
- ----------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the six months ended June 30,
                                                     1996      1995
- ----------------------------------------------------------------------
OPERATING ACTIVITIES
- ----------------------------------------------------------------------
Net income                                          $56,790   $51,744
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses                          20,951     8,648
  Depreciation of premises and equipment              7,974     7,912
  Net amortization of premium and accretion of discount
    on securities available for sale                   (357)   (3,867)
  Gains on securities available for sale               (367)     (633)
  Deferred income taxes                                (932)    2,386
  (Increase) decrease in trading account securities    (782)      491
  Originations of loans available for sale          (69,658)  (15,588)
  Purchases of loans available for sale             (54,864)   (9,681)
  Proceeds from sales of loans available for sale   125,735    20,222
  (Increase) decrease in accrued interest receivable  1,901      (478)
  Increase (decrease) in accrued interest payable    (6,411)      271
  Other, net                                        (13,632)  (49,182)
- ----------------------------------------------------------------------
      Net cash provided by operating activities      66,348    12,245
- ----------------------------------------------------------------------
INVESTING ACTIVITIES
- ----------------------------------------------------------------------
Purchases of securities available for sale         (212,296) (330,458)
Proceeds from sales of securities available for
  sale                                              190,744   181,471
Proceeds from maturities and repayments of securities
  available for sale                                346,492   158,675
Net increase in loans                              (183,715) (225,258)
Purchases of premises and equipment                 (11,478)   (9,002)
Proceeds from the disposition of premises and
  equipment                                           1,595        10
Proceeds from the disposition of foreclosed
  properties                                          6,494     4,158
Net cash received in acquisition                         --   413,022
- ----------------------------------------------------------------------
      Net cash provided by investing activities     137,836   192,618
- ----------------------------------------------------------------------
FINANCING ACTIVITIES
- ----------------------------------------------------------------------
Net increase (decrease) in demand, interest checking and
  regular savings deposits                         (565,122)   43,898
Net increase in money market accounts               587,699    90,877
Net increase (decrease) in consumer certificates    (72,347)   12,188
Net increase in certificates of deposit $100,000
  and over                                           27,932    73,438
Net decrease in short-term borrowings               (74,274) (196,032)
Proceeds from medium-term notes and FHLB borrowings 101,000   106,700
Payments on medium-term notes and FHLB borrowings  (299,950) (309,250)
Payments on long-term debt and capitalized lease
  obligations                                          (239)     (218)
Proceeds from issuance of common stock                8,162     9,823
Common stock purchased                              (24,287)       --
Cash in lieu of fractional shares for stock split       (78)       --
Cash dividends                                      (24,080)  (22,074)
- ----------------------------------------------------------------------
      Net cash used by financing activities        (335,584) (190,650)
- ----------------------------------------------------------------------
      Increase (decrease) in cash and cash
        equivalents                                (131,400)   14,213
      Cash and cash equivalents at beginning of
        year                                        571,314   496,672
- ----------------------------------------------------------------------
      Cash and cash equivalents at end of period   $439,914  $510,885
- -------------------------------------------------- ========  ========
- ----------------------------------------------------------------------

STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                                                               Unrealized
                                                                             Gains (Losses)
                                                                             on Securities     Total
(In thousands)                            Common   Common   Capital Retained   Available   Shareholders'
For the six months ended June 30, 1995    Shares    Stock   Surplus Earnings    for Sale      Equity
- --------------------------------------------------------------------------------------------------------
Balance at beginning of period             39,324 $196,621 $180,458 $348,219     ($102,226)    $623,072
Net income                                     --       --       --   51,744            --       51,744
Common stock issued under Plans               466    2,329    7,494       --            --        9,823
Cash dividends declared on common stock        --       --       --  (22,984)           --      (22,984)
Change in unrealized losses on securities available
  for sale, net of income taxes of $55,186     --       --       --       --       102,489      102,489
- --------------------------------------------------------------------------------------------------------
Balance at end of period                   39,790 $198,950 $187,952 $376,979          $263     $764,144
- -----------------------------------------  ====== ======== ======== ========      ========     ========

For the six months ended June 30, 1996
- --------------------------------------------------------------------------------------------------------
Balance at beginning of period             40,193 $200,964 $195,151 $406,567       $23,865     $826,547
Net income                                     --       --       --   56,790            --       56,790
Common stock issued under Plans               339    1,696    6,466       --            --        8,162
Common stock purchased                       (713)  (3,569) (20,718)      --            --      (24,287)
Cash dividends declared on common stock        --       --       --  (25,163)           --      (25,163)
Common stock issued for 3-for-2 stock
  split                                    19,890   99,452       --  (99,530)           --          (78)
Change in unrealized gains on securities available
  for sale, net of income taxes of $18,010     --       --       --       --       (33,447)     (33,447)
- --------------------------------------------------------------------------------------------------------
Balance at end of period                   59,709 $298,543 $180,899 $338,664       ($9,582)    $808,524
- -----------------------------------------  ====== ======== ======== ========      ========     ========
- --------------------------------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL HIGHLIGHTS
- --------------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                           For the three months                      For the six months
                                               ended June 30,                           ended June 30,
- --------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per
  share data)                               1996          1995         Change         1996          1995        Change
- --------------------------------------------------------------------------------------------------------------------------
Results Of Operations
- --------------------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)  $94,429       $85,754         10.1 %    $187,673      $170,844          9.9 %
Provision for loan losses                    10,644         3,344        218.3        20,951         8,648        142.3
Noninterest income                           20,538        19,478          5.4        40,987        37,611          9.0
Noninterest expense                          60,245        61,936         (2.7)      120,831       120,363          0.4
Net income                                   28,809        26,024         10.7        56,790        51,744          9.8

Per Share Data
- --------------------------------------------------------------------------------------------------------------------------
Net income                                    $0.48         $0.44          9.1 %       $0.95         $0.87          9.2 %
Book value                                    13.54         12.80          5.8         13.54         12.80          5.8

Average Daily Balance
- --------------------------------------------------------------------------------------------------------------------------
Assets                                  $10,354,771   $10,083,542          2.7 % $10,411,632   $10,013,345          4.0 %
Loans                                     6,430,354     5,935,458          8.3     6,383,111     5,873,964          8.7
Earning assets                            9,849,691     9,589,061          2.7     9,892,947     9,531,109          3.8
Deposits                                  7,809,802     7,407,987          5.4     7,814,721     7,302,967          7.0
Shareholders' equity                        806,493       748,179          7.8       814,471       713,750         14.1
Shares outstanding                       59,791,822    59,478,665          0.5    60,041,921    59,331,497          1.2

Balance At Quarter-End
- --------------------------------------------------------------------------------------------------------------------------
Assets                                  $10,491,529   $10,418,141          0.7 % $10,491,529   $10,418,141          0.7 %
Loans                                     6,474,293     5,992,974          8.0     6,474,293     5,992,974          8.0
Earning assets                            9,913,528     9,774,941          1.4     9,913,528     9,774,941          1.4
Deposits                                  7,964,060     7,900,216          0.8     7,964,060     7,900,216          0.8
Shareholders' equity                        808,524       764,144          5.8       808,524       764,144          5.8
Shares outstanding                       59,708,622    59,681,450           --    59,708,622    59,681,450           --

Key Performance Ratios (Basis point change)
- --------------------------------------------------------------------------------------------------------------------------
Return on average assets                       1.11 %        1.03 %       0.08          1.09 %        1.03 %       0.06
Return on average shareholders' equity        14.29         13.91         0.38         13.95         14.50        (0.55)
Net interest margin (tax-equivalent basis)     3.86          3.59         0.27          3.81          3.61         0.20
Efficiency                                    51.97         57.05        (5.08)        52.27         56.72        (4.45)
Allowance for loan losses as a percentage
  of loans                                     1.70          1.84        (0.14)         1.70          1.84        (0.14)
Equity to total assets                         7.71          7.33         0.38          7.71          7.33         0.38
Risk-based capital                            13.18         13.45        (0.27)        13.18         13.45        (0.27)
- --------------------------------------------------------------------------------------------------------------------------

Common Stock Performance and Dividends
- --------------------------------------------------------------------------------------------------------------------------
                                                        Common Stock Prices
                                        -----------------------------------------------------                      Dividend
                                                    1996                       1995                                Per Share
- ------------------------------------------------------------------  -------------------------  -------------------------
                                            High          Low          High          Low           1996         1995
- ----------------------------------------------------  ------------  -----------  ------------  ------------  -----------
First Quarter                              $23.00        $21.09       $18.17        $16.17         $.20         $.19
Second Quarter                              23.67         22.00         20.33        16.83          .22           .20
Third Quarter                                                           22.33        19.50                        .20
Fourth Quarter                                                          22.83        20.33                        .20
- --------------------------------------------------------------------------------------------------------------------------
Stock Split Information
On May 8, 1996, the Board of Directors of the Company declared a 3-for-2 stock split in the form of a dividend payable on to shareholders of record May 20, 1996. The number of outstanding shares, earnings and dividends per share, and common stock have been adjusted to reflect this transaction.

AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS)
- -------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the three months ended June 30,
                                                       1996                               1995
- -------------------------------------------------------------------------------------------------------------
                                         Average                Yield/      Average                Yield/
                                         Balance     Interest    Rate       Balance     Interest    Rate
- -------------------------------------------------------------------------------------------------------------
Assets
- -------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial real
      estate                            $2,050,472     $41,768     8.19 %  $1,894,595     $41,768     8.84 %
    Construction                           289,195       7,055     9.81       320,617       8,016    10.03
    Residential real estate              1,603,913      29,827     7.48     1,582,828      28,448     7.21
    Consumer second mortgage               652,335      15,775     9.73       569,981      13,793     9.71
    Installment                          1,027,479      21,736     8.51       940,463      19,199     8.19
    Bank card                              790,534      24,610    12.52       623,045      20,416    13.14
- -----------------------------------------------------------------         ------------------------
                                         6,413,928     140,771     8.83     5,931,529     131,640     8.90
  Assets available for sale:
    Securities:
      U.S. Government and agencies       2,095,747      33,806     6.49     2,528,230      41,865     6.64
      States and political subdivisions    103,353       2,150     8.32       133,823       2,755     8.23
      Other                              1,116,839      18,839     6.78       904,484      15,006     6.65
- -----------------------------------------------------------------         ------------------------
                                         3,315,939      54,795     6.65     3,566,537      59,626     6.71
    Loans                                   16,426         300     7.33         3,929          77     7.80
- -----------------------------------------------------------------         ------------------------
                                         3,332,365      55,095     6.65     3,570,466      59,703     6.71
  Money market investments                 101,866       1,392     5.50        85,790       1,719     8.04
  Trading account securities                 1,532          28     7.40         1,276          27     8.46
- -----------------------------------------------------------------         ------------------------
        Total interest-earning assets    9,849,691    $197,286     8.06 %   9,589,061    $193,089     8.08 %
- ---------------------------------------------------   ========            ------------   ========
Noninterest-earning assets:
  Cash and due from banks                  237,764                            272,524
  Premises and equipment, net              154,547                            147,398
  Other assets                             222,769                            184,559
  Allowance for loan losses               (110,000)                          (110,000)
- ---------------------------------------------------                       ------------
        Total assets                   $10,354,771                        $10,083,542
- --------------------------------------- ==========                         ==========

                                                       1996                               1995
Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                       $687,025      $3,452     2.02 %    $650,277      $3,796     2.34 %
  Regular savings                          741,120       4,904     2.66       735,394       5,140     2.80
  Consumer certificates                  4,077,137      57,813     5.70     3,869,046      55,321     5.74
  Money market accounts                  1,030,805      10,048     3.92     1,007,227      10,743     4.28
  Certificates of deposit $100,000
    and over                               240,118       3,181     5.33       231,673       3,294     5.70
  Federal funds purchased and repos        961,981      12,170     5.09     1,027,026      15,261     5.96
  Other short-term borrowings               78,825         955     4.87        54,970         761     5.55
  Medium-term notes                         86,519       1,341     6.23       334,668       5,193     6.22
  Federal Home Loan Bank borrowings        403,446       6,292     6.27       296,853       4,940     6.67
  Long-term debt                           150,357       2,533     6.78       150,412       2,709     7.23
  Capitalized lease obligations              7,592         168     8.90         8,016         177     8.87
- -----------------------------------------------------------------         ------------------------
        Total interest-bearing liabilites8,464,925    $102,857     4.89 %   8,365,562    $107,335     5.15 %
- ---------------------------------------------------   ========            ------------   ========
Noninterest-bearing liabilities:
  Demand deposits                        1,033,597                            914,370
  Other                                     49,756                             55,431
- ---------------------------------------------------                       ------------------
        Total noninterest-bearing
          liabilities                    1,083,353                            969,801
Shareholders' equity                       806,493                            748,179
- ---------------------------------------------------                       ------------------
        Total liabilities and
          shareholders' equity         $10,354,771                        $10,083,542
- --------------------------------------- ==========                         ==========
Net interest earnings                                  $94,429                            $85,754
- ---------------------------------------               ========                           ========
Net interest spread                                                3.17 %                             2.93 %
- ---------------------------------------                            ====                               ====
Net interest margin                                                3.86 %                             3.59 %
- ---------------------------------------                            ====                               ====
- -------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS)
- -------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the six months ended June 30,
                                                       1996                               1995
                                       ----------------------------------------------------------------------
                                         Average                Yield/      Average                Yield/
                                         Balance     Interest    Rate       Balance     Interest    Rate
- -------------------------------------------------------------------------------------------------------------
Assets
- -------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial real
      estate                            $2,022,268     $83,858     8.34 %  $1,880,466     $81,483     8.74 %
    Construction                           287,182      13,550     9.49       316,620      15,551     9.90
    Residential real estate              1,605,683      59,498     7.45     1,574,736      56,506     7.24
    Consumer second mortgage               637,183      30,897     9.75       563,585      26,969     9.65
    Installment                          1,036,005      43,996     8.54       920,053      36,791     8.06
    Bank card                              780,071      49,269    12.70       615,747      40,680    13.32
- -----------------------------------------------------------------         ------------------------
                                         6,368,392     281,068     8.88     5,871,207     257,980     8.86
  Assets available for sale:
    Securities:
      U.S. Government and agencies       2,164,734      70,017     6.50     2,551,225      84,113     6.65
      States and political subdivisions    108,029       4,459     8.26       135,569       5,590     8.25
      Other                              1,125,833      37,681     6.73       881,010      29,233     6.69
- -----------------------------------------------------------------         ------------------------
                                         3,398,596     112,157     6.64     3,567,804     118,936     6.72
    Loans                                   14,719         542     7.40         2,757         110     8.01
- -----------------------------------------------------------------         --------------------------
                                         3,413,315     112,699     6.64     3,570,561     119,046     6.72
  Money market investments                 110,000       3,041     5.56        88,086       3,439     7.87
  Trading account securities                 1,240          45     7.28         1,255          54     8.63
- -----------------------------------------------------------------         --------------------------
        Total interest-earning assets    9,892,947    $396,853     8.07 %   9,531,109    $380,519     8.05 %
- ---------------------------------------------------   ========            ------------   ========
Noninterest-earning assets:
  Cash and due from banks                  252,657                            265,859
  Premises and equipment, net              153,762                            146,924
  Other assets                             222,266                            179,453
  Allowance for loan losses               (110,000)                          (110,000)
- ---------------------------------------------------                       ------------
        Total assets                   $10,411,632                        $10,013,345
- --------------------------------------- ==========                         ==========

                                                       1996                               1995
Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                       $685,736      $6,885     2.02 %    $646,676      $7,537     2.35 %
  Regular savings                          737,278       9,886     2.70       744,668      10,356     2.80
  Consumer certificates                  4,099,262     116,749     5.73     3,775,227     105,598     5.64
  Money market accounts                  1,043,716      20,547     3.96     1,004,644      20,918     4.20
  Certificates of deposit $100,000
    and over                               246,664       6,667     5.44       234,554       6,556     5.64
  Federal funds purchased and repos        974,605      24,871     5.13     1,035,121      30,223     5.89
  Other short-term borrowings               79,310       1,932     4.90        55,002       1,488     5.45
  Medium-term notes                        131,473       3,841     5.87       396,014      11,896     6.06
  Federal Home Loan Bank borrowings        394,952      12,429     6.33       277,725       9,216     6.69
  Long-term debt                           150,366       5,035     6.73       150,421       5,531     7.42
  Capitalized lease obligations              7,639         338     8.90         8,061         356     8.92
- -----------------------------------------------------------------         --------------------------
        Total interest-bearing liabilites8,551,001    $209,180     4.92 %   8,328,113    $209,675     5.08 %
- ---------------------------------------------------   ========            ------------   ========
Noninterest-bearing liabilities:
  Demand deposits                        1,002,065                            897,198
  Other                                     44,095                             74,284
- ---------------------------------------------------                       ------------
        Total noninterest-bearing
          liabilities                    1,046,160                            971,482
Shareholders' equity                       814,471                            713,750
- ---------------------------------------------------                       ------------------
        Total liabilities and
          shareholders' equity         $10,411,632                        $10,013,345
- --------------------------------------- ==========                         ==========
Net interest earnings                                 $187,673                           $170,844
- ---------------------------------------               ========                           ========
Net interest spread                                                3.15 %                             2.97 %
- ---------------------------------------                            ====                               ====
Net interest margin                                                3.81 %                             3.61 %
- ---------------------------------------                            ====                               ====
- -------------------------------------------------------------------------------------------------------------

SELECTED LOAN LOSS DATA
- ---------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                                         For the three            For the six
                                                              ended J              ended June
- ---------------------------------------------------------------------------------------------
(In thousands)                                   1996        1995        1996        1995
- ---------------------------------------------------------------------------------------------
Balance at beginning of period                  $110,000    $110,000    $110,000    $110,000
Provision charged to expense                      10,644       3,344      20,951       8,648
- ---------------------------------------------------------------------------------------------
                                                 120,644     113,344     130,951     118,648
Loans charged off:
  Commercial and commercial real estate              893       1,071       2,432       2,522
  Construction                                       120          72         620          72
  Residential real estate                            153          44         291          94
  Installment                                      5,215       2,553       9,861       5,805
  Bank card                                        8,668       6,634      16,248      11,782
- ---------------------------------------------------------------------------------------------
    Total charge-offs                             15,049      10,374      29,452      20,275
- ---------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and commercial real estate              679       3,090       1,349       5,068
  Construction                                       431       2,021       1,133       2,878
  Residential real estate                              2           3           4           9
  Installment                                      2,436       1,078       4,336       2,140
  Bank card                                          857         838       1,679       1,532
- ---------------------------------------------------------------------------------------------
    Total recoveries                               4,405       7,030       8,501      11,627
- ---------------------------------------------------------------------------------------------
    Net charge-offs                               10,644       3,344      20,951       8,648
- ---------------------------------------------------------------------------------------------
Balance at end of period                        $110,000    $110,000    $110,000    $110,000
- ---------------------------------------------   ========    ========    ========    ========
Average loans                                 $6,430,354  $5,935,458  $6,383,111  $5,873,964
Loans at period-end                           $6,474,293  $5,992,974  $6,474,293  $5,992,974
Ratio of provision for loan losses to
  average loans                                     0.66%       0.23%       0.66%       0.29%
Ratio of net charge-offs to average loans           0.66%       0.23%       0.66%       0.29%
Ratio of allowance for loan losses to loans
  at period-end                                     1.70%       1.84%       1.70%       1.84%
- ---------------------------------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST-DUE LOANS
- ---------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands)
                                                                 JuneDecember 31,
                                                 1996        1995        1995
- ---------------------------------------------------------------------------------
Nonperforming Assets
- ---------------------------------------------------------------------------------
Nonaccrual loans:
  Land acquisition, land development
    or construction:
      Commercial                                  $5,975      $6,342      $6,236
      Residential                                 14,802      19,265      16,784
  Residential real estate                          5,909       4,061       4,655
  Commercial real estate                          10,370      14,495      11,825
  Commercial and industrial                        9,576      11,397       9,263
- ---------------------------------------------------------------------------------
    Total nonaccrual loans                        46,632      55,560      48,763
- ---------------------------------------------------------------------------------
Restructured loans                                    --          --          --
- ---------------------------------------------------------------------------------
    Total nonperforming loans                     46,632      55,560      48,763
- ---------------------------------------------------------------------------------
Foreclosed properties:
  Land and developed lots:
    Commercial                                     2,556       3,506       2,742
    Residential                                    8,077      12,796      10,370
  Residential real estate                          3,072       3,548       3,318
  Commercial real estate                             568         822         706
- ---------------------------------------------------------------------------------
    Total foreclosed properties                   14,273      20,672      17,136
- ---------------------------------------------------------------------------------
    Total nonperforming assets                   $60,905     $76,232     $65,899
- ---------------------------------------------    =======     =======     =======
Ratio of nonperforming assets to
  loans and foreclosed properties                   0.94%       1.27%       1.04%
- ---------------------------------------------------------------------------------
Past-due Loans (90 days or more and still accruing)
- ---------------------------------------------------------------------------------
  Commercial and construction                     $3,348        $959      $1,159
  Residential real estate                          5,787       3,985       7,941
  Installment                                      4,734       2,042       4,028
  Bank card                                        7,446       6,271       7,855
- ---------------------------------------------------------------------------------
    Total past-due loans                         $21,315     $13,257     $20,983
- ---------------------------------------------    =======     =======     =======
- ---------------------------------------------------------------------------------

                     CENTRAL FIDELITY BANKS, INC.

     ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

     This discussion is intended to provide information about the Company's financial condition and results of operations which may not be readily apparent from the consolidated financial statements and tables included in this report. Reference should be made to those statements and tables and other selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis. All per share amounts have been restated to reflect the 3-for-2 stock split paid June 14, 1996 to shareholders of record May 20, 1996.

Results of Operations
- -----------------------------

     Net income for the first six months ended June 30, 1996 was $56.8 million, 9.8% higher than the $51.7 million earned in the first six months of 1995. On a per share basis, net income increased 9.2% to $.95 from $.87. The increases in net income and net income per share were due primarily to higher earning assets and lower liability costs when compared to the corresponding 1995 period.

     On a tax-equivalent basis, net interest income for the six months ended June 30, 1996 was $187.7 million, a 9.9% increase from the net interest income earned in the corresponding 1995 period. The net interest margin was 3.81% for the six months ended June 30, 1996, up
20 basis points from 3.61% during the same period in 1995. The growth in net interest income and net interest margin during the first half of 1996 were impacted by the higher yield on earning assets and a reduced cost of interest-bearing liabilities. For the first six months of 1996, average earning assets grew $361.8 million from the level recorded in the first six months of 1995, or 3.8%. This growth produced $16.3 million additional income, an increase of 4.3% from the first six months of 1995. The yield on average earning assets increased a modest 2 basis points. Average interest-bearing liabilities increased $222.9 million, or 2.7% from the six months ended June 30, 1995, interest expense declined slightly to $209.2 million from the corresponding 1995 period, and the cost of interest-bearing liabilities declined 16 basis points.
                                          16

     For the six-month period ended June 30, 1996, the Company's interest rate swap activities resulted in declines in interest income of $1,020,000 and interest expense of $616,000 compared to a $1,376,000 decrease in interest income and a $1,357,000 increase in interest expense for the corresponding period in 1995. The Company's interest rate swap activities resulted in reductions of net interest income of $404,000 for the six months ended June 30, 1996 and $2,733,000 for the same period in 1995.

     The provision for loan losses was $21.0 million for the six months ended June 30, 1996 compared with $8.6 million recorded for the corresponding period in 1995. The increase in the provision resulted from a higher level of net charge-offs due to lower commercial and commercial real estate and construction loan recoveries and higher levels of losses in both consumer installment and bank card loans when compared to the first six months of 1995. Commercial and commercial real estate and construction loan recoveries of $2.5 million in the first six months of 1996 compared unfavorably with $7.9 million in the prior year. Higher levels of net loan charge-offs for the first six months of 1996 resulted principally from an accelerating trend of consumer bankruptcies in both bank card and installment loan portfolios.

     Noninterest income totalled $41.0 million for the six months ended June 30, 1996 compared with $37.6 million for the same period in 1995, representing an increase of 9.0%. The growth in noninterest income was primarily driven by higher trust income, growth in deposit fees and charges and other miscellaneous fee categories.

     Noninterest expense was basically flat for the first six months of 1996 compared with the same period in 1995. Higher personnel, occupancy and equipment, and other expenses were offset by lower FDIC insurance premiums and other real estate expenses.

Balance Sheet
- --------------------

     Total assets as of June 30, 1996 were $10.5 billion, a decrease from year-end 1995's $10.8 billion level. Total loans at June 30, 1996 were $6.5 billion, or 2.5% higher than at December 31, 1995, representing growth primarily in both the commercial and consumer loan categories. Total deposits were $8.0 billion at June 30, 1996, flat from December 31, 1995's level. Shareholders' equity at June 30, 1996 was $808.5 million, or 7.7% of total assets. At December 31, 1995, shareholders' equity was $826.5 million, or 7.6% of total assets. The book value per share declined from $13.71 at December 31, 1995 to
$13.54 at June 30, 1996. Excluding the impact of unrealized gains and losses on securities available for sale adjustment, shareholders'
equity was $818.1 million, or 7.8% of total assets at June 30, 1996, and $802.7 million, or 7.4% of total assets at December 31, 1995. The book
                                 17

value per share on this basis was $13.70 at June 30, 1996, a 2.9% growth from $13.31 at December 31, 1995.

     The return on average total assets during the first six months of 1996 was 1.09% compared to 1.03% for the comparable 1995 period. The return on average shareholders' equity was 13.95% versus 14.50% in 1995.

Asset Quality
- -----------------

     Nonperforming assets as of June 30, 1996 were $60.9 million, or .58% of total assets, compared to $65.9 million or .61% of total assets at December 31, 1995 and $76.2 million or .73% of total assets at June 30, 1995. At June 30, 1996, nonperforming assets were .94% of loans and foreclosed properties, compared to 1.04% at December 31, 1995 and 1.27% at June 30, 1995. The lower level of nonperforming assets was primarily a result of overall improved quality in the loan portfolio.

     The allowance for loan losses was $110.0 million at June 30, 1996, December 31, 1995 and June 30, 1995. At June 30, 1996, the allowance for loan losses was 1.70% of loans, compared to 1.74% at December
31, 1995 and 1.84% at June 30, 1995. At June 30, 1996, the allowance for loan losses to nonperforming assets was 180.6%, compared to 166.9% at December 31, 1995 and 144.3% at June 30, 1995. Net loan charge-offs for the three months ended June 30, 1996 were $10.6 million, representing .66% of average loans on an annualized basis compared to $9.4 million or .60% for the three months ended
December 31, 1995 and $3.3 million or .23% for the three months ended June 30, 1995.

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

Capital Resources
- -------------------------

     Central Fidelity National Bank (the "Bank"), the principal subsidiary of Central Fidelity Banks, Inc., is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action ("PCA"), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of the most recent notification from the Office of the Comptroller of the Currency, the Bank's primary regulator, categorized the Bank as well capitalized under the regulatory framework for PCA. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. The Bank's category is determined solely for the purposes of applying PCA and that category may not constitute an accurate representation of the Bank's overall financial condition or prospects. There are no conditions or events since that notification that management believes have changed the Bank's capital adequacy category.

     The regulatory framework for PCA is applicable only to banks and not to bank holding companies and their non-bank subsidiaries.
                                  19


                                                             Minimum Ratio
                                                             To Be considered
                                                  For Capital Well Capitalized
                                       Actual       Adequacy     Under
(Dollars in thousands)             Amount    Ratio  Purposes PCA Provisions
                                -------------------------------------------
As of June 30, 1996
   Total Risk-Weighted Assets:
      Consolidated               $7,601,011     --        --            --
      Subsidiary Bank            $7,600,352     --        --            --
   Total Average Assets:
      Consolidated              $10,293,336     --        --            --
      Subsidiary Bank           $10,262,255     --        --            --
  Total Capital (to Risk-Weighted Assets):
      Consolidated               $1,001,869  13.18%      8.0%     N/A
      Subsidiary Bank              $970,458  12.77%      8.0%         10.0%
  Tier I Capital (to Risk-Weighted Assets):
      Consolidated                 $756,671   9.95%      4.0%     N/A
      Subsidiary Bank              $725,268   9.54%      4.0%          6.0%
  Tier I Capital (to Average Assets):
      Consolidated                 $756,671   7.35%      4.0%     N/A
      Subsidiary Bank              $725,268   7.07%      4.0%          5.0%

As of June 30, 1995
   Total Risk-Weighted Assets:
      Consolidated               $6,950,407     --        --            --
      Subsidiary Bank            $6,929,678     --        --            --
   Total Average Assets:
      Consolidated              $10,017,554     --        --            --
      Subsidiary Bank            $9,983,928     --        --            --
  Total Capital (to Risk-Weighted Assets):
      Consolidated                 $935,055  13.45%      8.0%     N/A
      Subsidiary Bank              $890,474  12.85%      8.0%         10.0%
  Tier I Capital (to Risk-Weighted Assets):
      Consolidated                 $697,889  10.04%      4.0%     N/A
      Subsidiary Bank              $653,567   9.43%      4.0%          6.0%
  Tier I Capital (to Average Assets):
      Consolidated                 $697,889   6.97%      4.0%     N/A
      Subsidiary Bank              $653,567   6.55%      4.0%          5.0%

                                       20

Off-Balance-Sheet Derivatives
- ------------------------------------------

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

     Financial derivatives may expose the Company to credit risk to the extent of the fair value gain of an instrument should the counterparty default on its obligation to perform. The Company seeks to reduce credit risk by dealing only with highly rated counterparties and by setting exposure limits based on independent industry ratings from the major rating agencies and other relevant criteria. Furthermore, the Company uses bilateral netting agreements and collateral arrangements to reduce credit risk. Collateral is delivered by either party when the fair value of the transaction exceeds established credit risk thresholds.
                                21

     The Company has also entered into a small number of interest rate swap agreements to accommodate the needs of commercial customers. In order to offset the interest rate risk of customer swaps, the Company has executed offsetting transactions with third parties.

     The Company intends to continue using off-balance-sheet financial derivatives as a limited end-user in the prudent management of interest rate sensitivity.
                                 22


- --------------------------------------------------------------------------------------------------------
Summary of Interest Rate Swaps

  The weighted average variable rates are based upon the contractual rates in effect at June 30, 1996:

(In thousands) June 30, 1996

                                                                    Average  Year-To-Date
                                  Notional    Weighted Average Rate Maturity    Interest    Unrecognized
                                   Amount     Receive         Pay   In YearIncome/(Expense)Gains (Losses)
- --------------------------------------------------------------------------------------------------------
Company Hedging Swaps
- --------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                     $50,000    5.55 % (1)  6.42 %      0.96           ($101)       ($244)
  Securities available for sale     14,422    5.77   (2)  9.00        2.24            (545)        (438)
  Fixed rate commercial loans       22,655    5.52   (1)  6.84        3.19            (135)        (228)
- ------------------------------------------------                            -------------- -------------
    Total pay fixed/receive
      variable                      87,077    5.58        6.96        1.75            (781)        (910)
- ------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.50   (1)  6.38           1,144        2,167
  Fixed rate medium-term borrowings     --      --          --          --            (427)          --
  Variable rate commercial loans   100,000    4.77        5.82   (1)  0.56            (340)        (857)
- ------------------------------------------------                            -------------- -------------
    Total receive fixed/pay
      variable                     250,000    6.17        5.63        4.05             377        1,310
- ------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $337,077    6.01 %      5.97 %      3.46           ($404)        $400
- ----------------------------------========                                        ========     ========
- --------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
- --------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,500    5.45 % (1)  9.11 %      1.81            $328        ($256)
Receive fixed/pay variable           4,500    9.20        5.45   (1)  1.81            (326)         263
- ------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $9,000    7.32 %      7.28 %      1.81              $2           $7
- ----------------------------------========                                        ========     ========

  The weighted average variable rates are based upon the contractual rates in effect at June 30, 1995:

(In thousands) June 30, 1995
- --------------------------------------------------------------------------------------------------------
Company Hedging Swaps
- --------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                     $50,000    5.51 % (1)  4.98 %      0.04            $225         $136
  Variable rate deposits            50,000    6.00   (3)  6.42        1.96             (52)        (472)
  Securities available for sale     24,439    6.66   (2)  9.00        4.24             (70)      (1,093)
  Fixed rate commercial loans       26,087    6.19   (1)  6.83        4.35             (87)        (627)
- ------------------------------------------------                            -------------- -------------
    Total pay fixed/receive
      variable                     150,526    5.98        6.43        2.07              16       (2,056)
- ------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        6.13   (1)  7.38             656        5,857
  Fixed rate medium-term borrowings200,000    5.14        6.14   (1)  1.81          (2,186)      (2,803)
  Variable rate commercial loans   100,000    4.77        6.06   (1)  1.56          (1,219)      (2,025)
- ------------------------------------------------                            -------------- -------------
    Total receive fixed/pay
      variable                     450,000    5.71        6.12        3.61          (2,749)       1,029
- ------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $600,526    5.78 %      6.20 %      3.22         ($2,733)     ($1,027)
- ----------------------------------========                                        ========     ========
- --------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
- --------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,000    6.01 % (1)  9.57 %      2.84            $601        ($407)
Receive fixed/pay variable           4,000    9.62        6.01   (1)  2.84            (599)         412
- ------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $8,000    7.82 %      7.79 %      2.84              $2           $5
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

                                                23


- -------------------------------------------------------------------
Interest Rate Swaps - Notional Amount Rollforward

                                Pay fixed/ Pay variable   Total
(In thousands)                   receive     receive       All
                                 variable     fixed       Swaps
- -------------------------------------------------------------------
Notional Amount
- -------------------------------------------------------------------
Company Swaps:
  Beginning balance, January 1,
    1996                           $96,814    $450,000    $546,814
  New swaps                         50,000          --      50,000
  Terminated swaps                      --          --          --
  Matured swaps                    (50,000)   (200,000)   (250,000)
  Amortization of swaps             (9,737)         --      (9,737)
- -------------------------------------------------------------------
    Ending balance, June 30, 1996  $87,077    $250,000    $337,077
- -------------------------------   ========    ========    ========
Customer Swaps:
  Beginning balance, January 1,
    1996                            $4,000      $4,000      $8,000
  New swaps                            500         500       1,000
  Terminated swaps                      --          --          --
  Matured swaps                         --          --          --
  Amortization of swaps                 --          --          --
- -------------------------------------------------------------------
    Ending balance, June 30, 1996   $4,500      $4,500      $9,000
- -------------------------------   ========    ========    ========
- -------------------------------------------------------------------

                                   24


- ----------------------------------------------------------------------------------------------------
Expected Maturities of Interest Rate Swaps

                                    Due   After OneAfter Two AfterThree After Four
                                  Within   Through  Through   Through   Through    After
(In thousands) June 30, 1996     One Year Two YearsThree YearFour YearsFive YearsFive Years  Total
- ----------------------------------------------------------------------------------------------------
Company Hedging Swaps
- ----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                 $56,832  $12,469    $5,442   $11,084    $1,250        --  $87,077
  Weighted average pay rate          6.68%    8.00%     7.70%     6.85%     7.03%       --     6.96%
  Weighted average receive rate:
    Contractual rate*                5.57%    5.62%     5.63%     5.55%     5.50%       --     5.58%
    Forward yield curve**            5.71%    6.10%     6.35%     6.53%     6.67%       --     5.92%

Receive fixed/pay variable:
  Notional amount                $100,000       --        --        --        --  $150,000 $250,000
  Weighted average pay rate:
    Contractual rate*                5.82%      --        --        --        --      5.50%    5.63%
    Forward yield curve**            5.75%      --        --        --        --      6.91%    6.45%

  Weighted average receive rate      4.77%      --        --        --        --      7.10%    6.17%
- ----------------------------------------------------------------------------------------------------
Customer Hedging Swaps
- ----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate            --     9.11%       --        --        --        --     9.11%
  Weighted average receive rate:
    Contractual rate*                  --     5.45%       --        --        --        --     5.45%
    Forward yield curve**              --     6.21%       --        --        --        --     6.21%

Receive fixed/pay variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate:
    Contractual rate*                  --     5.45%       --        --        --        --     5.45%
    Forward yield curve**              --     6.21%       --        --        --        --     6.21%

  Weighted average receive rate        --     9.20%       --        --        --        --     9.20%
- ----------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at June 30, 19
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.

                                            25

                          PART II
                        -----------

                     OTHER INFORMATION
             ----------------------------------

                CENTRAL FIDELITY BANKS, INC.


ITEM 6. Exhibits and Reports on Form 8-K.

                A. Exhibits:

                   Exhibit 11 - Statement re computation of per share earnings
                           27 - Financial data schedule

                B. Reports on Form 8-K:

                    Report on Form 8-K was filed on May 8, 1996 announcing that the Company's Board of Directors approved a 3-for-2 stock split-up in the form of a dividend payable on June 14, 1996 to shareholders of record May 20, 1996. In addition, an increase of 10% in the quarterly cash dividend of $.22 a share was declared payable July 1, 1996 to shareholders of record June 14, 1996.
                                     26

                      SIGNATURES
                 --------------------

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

Date: August 12, 1996
                            27

                          EXHIBIT INDEX
                     ------------------------

Exhibit No.                Description
- -----------             ------------------

    11     Statement re Computation of Per Share Earnings
    27     Financial Data Schedule


                                    EXHIBIT 11
                      CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARY
                      STATEMENT RE COMPUTATION OF PER SHARE EARN

(In thousands)
                                             For the Three Moths   For the Six Months
                                               Ended June 30,        Ended June 30,
                                           --------------------  --------------------
                                              1996      1995        1996      1995
                                             ------    ------       ----      ----
Earnings:
  Net income                                 $28,809   $26,024     $56,790   $51,744
                                             =======   =======     =======   =======
Shares:
  Weighted average number of common shares used
    in computing primary earnings per share   59,792    59,478      60,042    59,331

  Dilutive stock options - based on treasury stock
    method                                       931       906         962       832
                                           ------------------------------------------
  Weighted average number of common shares used
    in computing fully diluted earnings per   60,723    60,384      61,004    60,163
                                             =======   =======     =======   =======

Earnings per share:
  Primary earnings per share                   $0.48     $0.44       $0.95     $0.87

  Fully diluted earnings per share             $0.47     $0.43       $0.93     $0.86
