Form 10-Q
period 1996-09-30
CENTRAL FIDELITY BANKS INC
filed 1996-11-13
CIK 276235

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                        Form 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996


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


     Central Fidelity Banks, Inc. (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


     As of November 8, 1996, the latest practicable date, Central Fidelity Banks, Inc. had 59,262,781 shares of its Common Stock outstanding.
This is the only class of outstanding shares.
                                    1


                CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                                     Page

PART I.  FINANCIAL INFORMATION

         Item 1.Financial Statements                                    3
                Consolidated Balance Sheet                            4-5
                Statement of Consolidated Income                        6
                Statement of Consolidated Cash Flows                    7
                Statement of Changes in Consolidated Shareholders'
                  Equity                                                8
                Supplemental Data to Financial Statements:
                    Consolidated Financial Highlights                   9
                    Average Balances and Interest Rates
                      (Taxable Equivalent Basis)                    10-13
                    Selected Loan Loss Data                            14
                    Nonperforming Assets and Past-due Loans            15

         Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               16-24

PART II. OTHER INFORMATION

         Item 6.Exhibits and Reports on Form 8-K                       25

SIGNATURES                                                             26

EXHIBIT INDEX                                                          27

                           PART I
                        -----------

                   FINANCIAL INFORMATION
         -----------------------------------------

                CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

     The consolidated balance sheet as of September 30, 1996, the statement of consolidated income for the three-month and nine-month periods ended September 30, 1996 and 1995, the statement of consolidated cash flows and the statement of changes in consolidated shareholders' equity for the nine-month period ended September 30,
1996 and 1995 are unaudited and do not include all of the information and footnotes included in the Company's annual financial statements filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which is the source of the Company's balance sheet as of that date.
                                   3



CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands, except share data)
                                        September 30, December 31,
                                              1996        1995
------------------------------------------------------------------
ASSETS
------------------------------------------------------------------
Cash and due from banks                      $278,450    $338,580
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                111,754     157,734
  Other money market investments               20,000      75,000
  Trading account securities                    7,576         422
------------------------------------------------------------------
      Total temporary investments             139,330     233,156
------------------------------------------------------------------
Assets available for sale:
  Securities                                3,154,268   3,629,887
  Loans                                         7,670      15,653
------------------------------------------------------------------
      Total assets available for sale       3,161,938   3,645,540
------------------------------------------------------------------
Loans                                       6,611,239   6,301,160
  Allowance for loan losses                  (110,000)   (110,000)
------------------------------------------------------------------
      Net loans                             6,501,239   6,191,160
------------------------------------------------------------------
Accrued interest receivable                    62,088      67,436
Premises and equipment, net                   155,253     152,879
Due from customers on acceptances              14,273      18,741
Other assets                                  184,383     163,482
------------------------------------------------------------------
      Total assets                        $10,496,954 $10,810,974
------------------------------------------ ==========  ==========

                                          September 30, December 31,
LIABILITIES                                   1996        1995
------------------------------------------------------------------
Deposits:
  Demand                                   $1,145,730  $1,037,906
  Savings and other time                    6,441,408   6,599,645
  Certificates of deposit $100,000 and
    over                                      379,621     348,347
------------------------------------------------------------------
      Total deposits                        7,966,759   7,985,898
------------------------------------------------------------------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase            987,716   1,041,951
  Other short-term borrowings                  67,531      88,045
  Medium-term notes                                --     252,250
  Federal Home Loan Bank borrowings           404,000     350,700
  Long-term debt                              150,337     150,386
  Capitalized lease obligations                 7,440       7,746
------------------------------------------------------------------
      Total borrowings                      1,617,024   1,891,078
------------------------------------------------------------------
Dividends payable                              13,123      12,052
Accrued interest payable                       30,305      37,911
Bank acceptances outstanding                   14,273      18,741
Accounts payable and accrued liabilities       40,471      38,747
------------------------------------------------------------------
      Total liabilities                     9,681,955   9,984,427
------------------------------------------------------------------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------
Preferred stock, none issued                       --          --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 59,193,194
  and 40,192,879, respectively                295,966     200,964
Capital surplus                               170,531     195,151
Retained earnings                             350,738     406,567
Unrealized gains (losses) on securities available
  for sale, net of income taxes                (2,236)     23,865
------------------------------------------------------------------
      Total shareholders' equity              814,999     826,547
------------------------------------------------------------------
      Total liabilities and shareholders'
        equity                            $10,496,954 $10,810,974
------------------------------------------ ==========  ==========
------------------------------------------------------------------

STATEMENT OF CONSOLIDATED INCOME
-------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                         For the three months      For the nine months
                                          ended September 30,      ended September 30,
-------------------------------------------------------------------------------------
(In thousands, except share and per share
   data)                                     1996       1995       1996       1995
-------------------------------------------------------------------------------------
Income From Earning Assets
-------------------------------------------------------------------------------------
Interest and fees on loans                 $145,119   $134,215   $424,543   $390,351
Interest on securities available for sale:
  U.S. Government and agencies               32,753     42,540    102,770    126,653
  States and political subdivisions           1,386      1,840      4,284      5,564
  Other                                      17,599     16,958     55,076     46,188
Interest on loans available for sale            135        132        677        242
Interest on money market investments            996      1,140      3,876      4,403
Interest on trading account securities           63          8         97         46
-------------------------------------------------------------------------------------
    Total income from earning assets        198,051    196,833    591,323    573,447
-------------------------------------------------------------------------------------
Interest Expense
-------------------------------------------------------------------------------------
Interest on deposits                         80,754     84,059    241,488    235,024
Interest on federal funds purchased and securities
  sold under agreements to repurchase        11,815     13,866     36,686     44,089
Interest on other short-term borrowings         842        880      2,774      2,368
Interest on medium-term notes                    91      3,723      3,932     15,619
Interest on Federal Home Loan Bank
  borrowings                                  6,386      5,636     18,815     14,852
Interest on long-term debt                    2,559      2,729      7,594      8,260
Interest on capitalized lease obligations       166        176        504        532
-------------------------------------------------------------------------------------
    Total interest expense                  102,613    111,069    311,793    320,744
-------------------------------------------------------------------------------------
Net interest income                          95,438     85,764    279,530    252,703
Provision for loan losses                    11,062      8,704     32,013     17,352
-------------------------------------------------------------------------------------
    Net income from earning assets           84,376     77,060    247,517    235,351
-------------------------------------------------------------------------------------
Noninterest Income
-------------------------------------------------------------------------------------
Trust income                                  4,181      3,878     12,949     10,808
Deposit fees and charges                      9,349      8,762     28,170     25,964
Profits (losses) on securities available for sale and
  trading account securities                   (196)     2,164       (197)     2,522
Other income                                  7,537      5,893     20,936     19,014
-------------------------------------------------------------------------------------
    Total noninterest income                 20,871     20,697     61,858     58,308
-------------------------------------------------------------------------------------
Noninterest Expense
-------------------------------------------------------------------------------------
Personnel expense                            35,211     32,125    104,050     98,415
Occupancy and equipment expense              11,504     11,025     34,370     31,925
FDIC insurance expense                          729      1,713      2,063      9,685
Other real estate expense                       403        233      1,711      2,566
Special SAIF assessment                       6,412         --      6,412         --
Other expense                                14,391     12,107     40,875     34,975
-------------------------------------------------------------------------------------
    Total noninterest expense                68,650     57,203    189,481    177,566
-------------------------------------------------------------------------------------
Earnings
-------------------------------------------------------------------------------------
Income before income taxes                   36,597     40,554    119,894    116,093
Income tax expense                           11,465     13,002     37,972     36,797
-------------------------------------------------------------------------------------
    Net income                              $25,132    $27,552    $81,922    $79,296
-----------------------------------------   =======    =======    =======    =======
Earnings Per Share
-------------------------------------------------------------------------------------
Net income                                    $0.42      $0.46      $1.37      $1.33
Average shares outstanding               59,586,194 59,863,652 59,888,903 59,510,831
-------------------------------------------------------------------------------------

STATEMENT OF CONSOLIDATED CASH FLOWS
-----------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) For the nine months ended September 30,
                                                      1996      1995
-----------------------------------------------------------------------
OPERATING ACTIVITIES
-----------------------------------------------------------------------
Net income                                           $81,922   $79,296
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for loan losses                         32,013    17,352
    Depreciation of premises and equipment            12,140    11,845
    Net amortization of premium and accretion of discount
      on securities available for sale                  (632)   (5,091)
    Gains on securities available for sale              (398)   (2,959)
    Deferred income taxes                             (1,517)    3,477
    (Increase) decrease in trading account
      securities                                      (7,154)      351
    Originations of loans available for sale         (90,079)  (55,955)
    Purchases of loans available for sale            (69,866)  (26,566)
    Proceeds from sales of loans available for sale  167,952    76,549
    (Increase) decrease in accrued interest
      receivable                                       5,348    (6,695)
    Decrease in accrued interest payable              (7,606)   (1,807)
    Other, net                                        (6,765)  (49,010)
-----------------------------------------------------------------------
      Net cash provided by operating activities      115,358    40,787
-----------------------------------------------------------------------
INVESTING ACTIVITIES
-----------------------------------------------------------------------
Purchases of securities available for sale          (281,782) (765,462)
Proceeds from sales of securities available for
  sale                                               194,067   286,409
Proceeds from maturities and repayments of securities
  available for sale                                 524,209   296,530
Net increase in loans                               (347,512) (388,196)
Purchases of premises and equipment                  (15,395)  (14,729)
Proceeds from the disposition of premises and
  equipment                                            1,519       214
Proceeds from the disposition of foreclosed
  properties                                           7,917     8,645
Net cash received in acquisition                          --   413,022
-----------------------------------------------------------------------
      Net cash provided (used) by investing
        activities                                    83,023  (163,567)
-----------------------------------------------------------------------
FINANCING ACTIVITIES
-----------------------------------------------------------------------
Net increase in demand, interest checking
  and regular savings deposits                       114,892    21,144
Net increase (decrease) in money market accounts      (6,087)   59,082
Net increase (decrease) in consumer certificates    (159,218)   40,539
Net increase in certificates of deposit $100,000
  and over                                            31,274    34,211
Net increase (decrease) in short-term borrowings     (74,749)  180,675
Proceeds from medium-term notes and FHLB borrowings  101,000   106,700
Payments on medium-term notes and FHLB borrowings   (299,950) (309,250)
Payments on long-term debt and capitalized lease
  obligations                                           (355)     (324)
Proceeds from issuance of common stock                 9,213    13,806
Common stock purchased                               (38,283)       --
Cash in lieu of fractional shares for stock split        (78)       --
Cash dividends                                       (37,150)  (33,985)
-----------------------------------------------------------------------
      Net cash provided (used) by financing
        activities                                  (359,491)  112,598
-----------------------------------------------------------------------
      Decrease in cash and cash equivalents         (161,110)  (10,182)
      Cash and cash equivalents at beginning of
        year                                         571,314   496,672
-----------------------------------------------------------------------
      Cash and cash equivalents at end of period    $410,204  $486,490
--------------------------------------------------- ========  ========
-----------------------------------------------------------------------

STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                                                               Unrealized
                                                                             Gains (Losses)
                                                                             on Securities     Total
(In thousands)                            Common   Common   Capital Retained   Available   Shareholders'
For the nine months ended September 30,1995 Shares    Stock   Surplus Earnings    for Sale      Equity
--------------------------------------------------------------------------------------------------------
Balance at beginning of period             39,324 $196,621 $180,458 $348,219     ($102,226)    $623,072
Net income                                     --       --       --   79,296            --       79,296
Common stock issued under Plans               639    3,192   10,614       --            --       13,806
Cash dividends declared on common stock        --       --       --  (34,971)           --      (34,971)
Change in unrealized losses on securities available
  for sale, net of income taxes of
  $55,316                                      --       --       --       --       102,730      102,730
--------------------------------------------------------------------------------------------------------
Balance at end of period                   39,963 $199,813 $191,072 $392,544          $504     $783,933
-----------------------------------------  ====== ======== ======== ========      ========     ========

For the nine months ended September 30, 1996
--------------------------------------------------------------------------------------------------------
Balance at beginning of period             40,193 $200,964 $195,151 $406,567       $23,865     $826,547
Net income                                     --       --       --   81,922            --       81,922
Common stock issued under Plans               406    2,034    7,179       --            --        9,213
Common stock purchased                     (1,296)  (6,484) (31,799)      --            --      (38,283)
Cash dividends declared on common stock        --       --       --  (38,221)           --      (38,221)
Common stock issued for 3-for-2 stock
  split                                    19,890   99,452       --  (99,530)           --          (78)
Change in unrealized gains on securities available
  for sale, net of income taxes of
  $14,054                                      --       --       --       --       (26,101)     (26,101)
--------------------------------------------------------------------------------------------------------
Balance at end of period                   59,193 $295,966 $170,531 $350,738       ($2,236)    $814,999
-----------------------------------------  ====== ======== ======== ========      ========     ========
--------------------------------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL HIGHLIGHTS
------------------------------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                                    For the three months                        For the nine months
                                                   ended September 30,                        ended September 30,
------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share     1996           1995         Change         1996           1995         Change
------------------------------------------------------------------------------------------------------------------------------
Results Of Operations
------------------------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)     $97,262        $87,682         10.9 %     $284,935       $258,526         10.2%
Provision for loan losses                       11,062          8,704         27.1         32,013         17,352         84.5
Noninterest income                              20,871         20,697          0.8         61,858         58,308          6.1
Noninterest expense                             68,650         57,203         20.0        189,481        177,566          6.7
Net income                                      25,132         27,552         (8.8)        81,922         79,296          3.3

Per Share Data
------------------------------------------------------------------------------------------------------------------------------
Net income                                       $0.42          $0.46         (8.7)%        $1.37          $1.33          3.0%
Book value                                       13.77          13.08          5.3          13.77          13.08          5.3

Average Daily Balance
------------------------------------------------------------------------------------------------------------------------------
Assets                                     $10,322,912    $10,368,193         (0.4)%  $10,381,674    $10,132,757          2.5%
Loans                                        6,533,058      6,040,321          8.2      6,433,458      5,930,025          8.5
Earning assets                               9,812,041      9,829,092         (0.2)     9,865,781      9,631,527          2.4
Deposits                                     7,894,381      7,785,793          1.4      7,841,468      7,465,678          5.0
Shareholders' equity                           810,104        771,990          4.9        813,016        733,163         10.9
Shares outstanding                          59,586,194     59,863,652         (0.5)    59,888,903     59,510,831          0.6

Balance At Quarter-End
------------------------------------------------------------------------------------------------------------------------------
Assets                                     $10,496,954    $10,746,359         (2.3)%  $10,496,954    $10,746,359        (2.3)%
Loans                                        6,618,909      6,147,106          7.7      6,618,909      6,147,106          7.7
Earning assets                               9,912,507     10,143,986         (2.3)     9,912,507     10,143,986         (2.3)
Deposits                                     7,966,759      7,834,791          1.7      7,966,759      7,834,791          1.7
Shareholders' equity                           814,999        783,933          4.0        814,999        783,933          4.0
Shares outstanding                          59,193,194     59,940,505         (1.2)    59,193,194     59,940,505         (1.2)

Key Performance Ratios (Basis point change)
------------------------------------------------------------------------------------------------------------------------------
Return on average assets                          0.97 %         1.06 %      (0.09)          1.05 %         1.04 %        .01
Return on average shareholders' equity           12.41          14.28        (1.87)         13.44          14.42        (0.98)
Net interest margin (tax-equivalent basis)        3.94           3.54         0.40           3.86           3.59         0.27
Efficiency                                       57.68          53.64         4.04          54.11          55.68        (1.57)
Allowance for loan losses as a percentage         1.66           1.79        (0.13)          1.66           1.79        (0.13)
Equity to total assets                            7.76           7.29         0.47           7.76           7.29         0.47
Risk-based capital                               13.07          13.24        (0.17)         13.07          13.24        (0.17)
------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK PERFORMANCE AND DIVIDENDS
------------------------------------------------------------------------------------------------------------------------------
                                                                   Common Stock Prices
                                          --------------------------------------------------------                   Dividends
                                                       1996                        1995                              Per Share
------------------------------------------------------------------------------------------------------------------------------
                                              High            Low          High           Low           1996          1995
------------------------------------------------------------------------------------------------------------------------------
First Quarter                                $23.00         $21.09        $18.17        $16.17          $.20           $.19
Second Quarter                                 23.67          22.00         20.33         16.83           .22           .20
Third Quarter                                  25.38          21.50         22.33         19.50           .22           .20
Fourth Quarter                                                              22.83         20.33                         .20
------------------------------------------------------------------------------------------------------------------------------
Stock Split Information
On May 8, 1996, the Board of Directors of the Company declared a 3-for-2 stock split in the form of a dividend payable on June
14, 1996 to shareholders of record May 20, 1996. The number of outstanding shares, earnings and dividends per share, and common stock prices have been adjusted to reflect this transaction.

AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS)
--------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the three months ended September 30,
                                                  1996                               1995
--------------------------------------------------------------------------------------------------------
                                     Average               Yield/       Average               Yield/
                                     Balance    Interest    Rate        Balance    Interest    Rate
--------------------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial
      real estate                   $2,081,736    $43,659     8.34 %   $1,902,013    $41,404     8.64 %
    Construction                       294,214      6,960     9.41        307,672      7,321     9.44
    Residential real estate          1,602,458     30,658     7.61      1,585,383     28,794     7.21
    Consumer second mortgage           698,694     16,859     9.60        583,103     14,524     9.88
    Installment                      1,039,487     22,157     8.48        997,413     21,638     8.61
    Bank card                          809,769     25,588    12.57        655,842     21,447    12.97
-------------------------------------------------------------        ------------------------
                                     6,526,358    145,881     8.89      6,031,426    135,128     8.89
  Assets available for sale:
    Securities:
      U.S. Government and agencies   2,025,772     32,753     6.43      2,587,081     42,540     6.52
      States and political
        subdivisions                   102,667      2,129     8.29        133,848      2,753     8.23
      Other                          1,059,851     17,835     6.69        987,173     16,960     6.82
-------------------------------------------------------------        ------------------------
                                     3,188,290     52,717     6.58      3,708,102     62,253     6.66
    Loans                                6,700        135     8.03          8,895        132     5.89
-------------------------------------------------------------        ------------------------
                                     3,194,990     52,852     6.58      3,716,997     62,385     6.66
  Money market investments              87,016      1,075     4.92         80,078      1,227     6.08
  Trading account securities             3,677         67     7.28            591         11     7.72
-------------------------------------------------------------        ------------------------
        Total interest-earning
          assets                     9,812,041   $199,875     8.10 %    9,829,092   $198,751     8.02 %
-----------------------------------------------  ========            -------------  ========
Noninterest-earning assets:
  Cash and due from banks              242,099                            280,095
  Premises and equipment, net          154,728                            150,252
  Other assets                         224,044                            218,754
  Allowance for loan losses           (110,000)                          (110,000)
----------------------------------------------------                 ------------------
        Total assets               $10,322,912                        $10,368,193
----------------------------------  ==========                         ==========

Liabilities and Shareholders' Equity              1996                               1995
--------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                   $693,084     $3,534     2.03 %     $670,439     $3,895     2.31 %
  Regular savings                      734,568      4,900     2.65        746,713      5,267     2.80
  Consumer certificates              4,003,860     56,902     5.65      4,103,607     59,911     5.79
  Money market accounts              1,037,907     10,285     3.94      1,066,468     11,255     4.19
  Certificates of deposit $100,000
    and over                           374,448      5,133     5.45        255,458      3,731     5.79
  Federal funds purchased and
    repos                              933,726     11,815     5.03        966,669     13,866     5.69
  Other short-term borrowings           68,450        842     4.89         65,720        880     5.32
  Medium-term notes                         --         91       --        252,250      3,723     5.86
  Federal Home Loan Bank
    borrowings                         404,000      6,386     6.29        343,200      5,636     6.51
  Long-term debt                       150,344      2,559     6.77        150,401      2,729     7.20
  Capitalized lease obligations          7,474        166     8.84          7,918        176     8.78
-------------------------------------------------------------        ------------------------
    Total interest-bearing
      liabilities                    8,407,861   $102,613     4.86 %    8,628,843   $111,069     5.11 %
-----------------------------------------------  ========            -------------  ========
Noninterest-bearing liabilities:
  Demand deposits                    1,050,514                            943,108
  Other                                 54,433                             24,252
----------------------------------------------------                 ------------------
    Total noninterest-bearing
      liabilities                    1,104,947                            967,360
Shareholders' equity                   810,104                            771,990
----------------------------------------------------                 ------------------
    Total liabilities and
      shareholders' equity         $10,322,912                        $10,368,193
----------------------------------  ==========                         ==========
Net interest earnings                             $97,262                            $87,682
----------------------------------               ========                           ========
Net interest spread                                           3.24 %                             2.91 %
----------------------------------                            ====                               ====
Net interest margin                                           3.94 %                             3.54 %
----------------------------------                            ====                               ====
--------------------------------------------------------------------------------------------------------

AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS)
--------------------------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the nine months ended September 30,
                                                  1996                               1995
--------------------------------------------------------------------------------------------------------
                                     Average               Yield/       Average               Yield/
                                     Balance    Interest    Rate        Balance    Interest    Rate
--------------------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial
      real estate                   $2,042,236   $127,517     8.34 %   $1,887,727   $122,887     8.70 %
    Construction                       289,543     20,510     9.46        313,604     22,872     9.75
    Residential real estate          1,604,600     90,156     7.51      1,578,324     85,300     7.23
    Consumer second mortgage           657,836     47,756     9.70        570,163     41,493     9.73
    Installment                      1,037,174     66,153     8.52        946,123     58,429     8.26
    Bank card                          790,043     74,857    12.66        629,259     62,127    13.20
-------------------------------------------------------------        ------------------------
                                     6,421,432    426,949     8.88      5,925,200    393,108     8.87
  Assets available for sale:
    Securities:
      U.S. Government and agencies   2,118,075    102,770     6.48      2,563,308    126,653     6.61
      States and political
        subdivisions                   106,228      6,588     8.27        134,989      8,343     8.24
      Other                          1,103,679     55,516     6.72        900,212     46,193     6.86
-------------------------------------------------------------        ------------------------
                                     3,327,982    164,874     6.62      3,598,509    181,189     6.73
    Loans                               12,026        677     7.52          4,825        242     6.70
-------------------------------------------------------------        ------------------------
                                     3,340,008    165,551     6.62      3,603,334    181,431     6.73
  Money market investments             102,283      4,116     5.38        101,962      4,666     6.12
  Trading account securities             2,058        112     7.28          1,031         65     8.46
-------------------------------------------------------------        ------------------------
        Total interest-earning
          assets                     9,865,781   $596,728     8.08 %    9,631,527   $579,270     8.04 %
-----------------------------------------------  ========            -------------  ========
Noninterest-earning assets:
  Cash and due from banks              249,112                            270,657
  Premises and equipment, net          154,086                            148,046
  Other assets                         222,695                            192,527
  Allowance for loan losses           (110,000)                          (110,000)
----------------------------------------------------                 ------------------
        Total assets               $10,381,674                        $10,132,757
----------------------------------  ==========                         ==========

Liabilities and Shareholders' Equity              1996                               1995
--------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                   $688,203    $10,419     2.02 %     $654,684    $11,432     2.33 %
  Regular savings                      736,368     14,786     2.68        745,357     15,623     2.80
  Consumer certificates              4,067,229    173,651     5.70      3,885,891    165,509     5.69
  Money market accounts              1,041,766     30,832     3.95      1,025,479     32,173     4.19
  Certificates of deposit $100,000
    and over                           289,569     11,800     5.44        241,598     10,287     5.69
  Federal funds purchased and
    repos                              960,879     36,686     5.10      1,012,053     44,089     5.82
  Other short-term borrowings           75,663      2,774     4.90         58,614      2,368     5.40
  Medium-term notes                     87,328      3,932     6.01        347,566     15,619     6.01
  Federal Home Loan Bank
    borrowings                         397,990     18,815     6.31        299,790     14,852     6.62
  Long-term debt                       150,359      7,594     6.75        150,414      8,260     7.34
  Capitalized lease obligations          7,584        504     8.88          8,013        532     8.87
-------------------------------------------------------------        ------------------------
    Total interest-bearing
      liabilities                    8,502,938   $311,793     4.90 %    8,429,459   $320,744     5.09 %
-----------------------------------------------  ========            -------------  ========
Noninterest-bearing liabilities:
  Demand deposits                    1,018,333                            912,669
  Other                                 47,387                             57,466
----------------------------------------------------                 ------------------
    Total noninterest-bearing
      liabilities                    1,065,720                            970,135
Shareholders' equity                   813,016                            733,163
----------------------------------------------------                 ------------------
    Total liabilities and
      shareholders' equity         $10,381,674                        $10,132,757
----------------------------------  ==========                         ==========
Net interest earnings                            $284,935                           $258,526
----------------------------------               ========                           ========
Net interest spread                                           3.18 %                             2.95 %
----------------------------------                            ====                               ====
Net interest margin                                           3.86 %                             3.59 %
----------------------------------                            ====                               ====
--------------------------------------------------------------------------------------------------------

SELECTED LOAN LOSS DATA
----------------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
                                           For the three months   For the nine months
                                            ended September 30,    ended September 30,
----------------------------------------------------------------------------------------
(In thousands)                                 1996       1995       1996       1995
----------------------------------------------------------------------------------------
Balance at beginning of period                $110,000   $110,000   $110,000   $110,000
Provision charged to expense                    11,062      8,704     32,013     17,352
----------------------------------------------------------------------------------------
                                               121,062    118,704    142,013    127,352
Loans charged off:
  Commercial and commercial real estate            175      1,010      2,607      3,532
  Construction                                     500        214      1,120        286
  Residential real estate                          100         73        391        167
  Installment                                    5,143      3,616     15,004      9,421
  Bank card                                      8,730      6,569     24,978     18,351
----------------------------------------------------------------------------------------
    Total charge-offs                           14,648     11,482     44,100     31,757
----------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and commercial real estate            713        843      2,062      5,911
  Construction                                     158        110      1,291      2,988
  Residential real estate                            4          4          8         13
  Installment                                    1,806      1,143      6,142      3,283
  Bank card                                        905        678      2,584      2,210
----------------------------------------------------------------------------------------
    Total recoveries                             3,586      2,778     12,087     14,405
----------------------------------------------------------------------------------------
    Net charge-offs                             11,062      8,704     32,013     17,352
----------------------------------------------------------------------------------------
Balance at end of period                      $110,000   $110,000   $110,000   $110,000
--------------------------------------------  ========   ========   ========   ========
Average loans                               $6,533,058 $6,040,321 $6,433,458 $5,930,025
Loans at period-end                         $6,618,909 $6,147,106 $6,618,909 $6,147,106
Ratio of provision for loan losses to
  average loans                                   0.68%      0.58%      0.66%      0.39%
Ratio of net charge-offs to average loans         0.68%      0.58%      0.66%      0.39%
Ratio of allowance for loan losses to loans       1.66%      1.79%      1.66%      1.79%
----------------------------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST-DUE LOANS
---------------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands)
                                                  September 30,       December 31,
                                                 1996        1995        1995
---------------------------------------------------------------------------------
Nonperforming Assets
---------------------------------------------------------------------------------
Nonaccrual loans:
  Land acquisition, land development
    or construction:
      Commercial                                  $4,127      $6,104      $6,236
      Residential                                 12,776      16,910      16,784
  Residential real estate                          6,272       5,093       4,655
  Commercial real estate                          10,628      11,044      11,825
  Commercial and industrial                        9,409      10,414       9,263
---------------------------------------------------------------------------------
    Total nonaccrual loans                        43,212      49,565      48,763
---------------------------------------------------------------------------------
Restructured loans                                    --          --          --
---------------------------------------------------------------------------------
    Total nonperforming loans                     43,212      49,565      48,763
---------------------------------------------------------------------------------
Foreclosed properties:
  Land and developed lots:
    Commercial                                     2,553       2,830       2,742
    Residential                                    7,943      12,147      10,370
  Residential real estate                          3,409       2,237       3,318
  Commercial real estate                             567         723         706
  Other                                               60          --
---------------------------------------------------------------------------------
    Total foreclosed properties                   14,532      17,937      17,136
---------------------------------------------------------------------------------
    Total nonperforming assets                   $57,744     $67,502     $65,899
---------------------------------------------    =======     =======     =======
Ratio of nonperforming assets to
  loans and foreclosed properties                   0.87%       1.09%       1.04%
---------------------------------------------------------------------------------
Past-due Loans (90 days or more and still accruing)
---------------------------------------------------------------------------------
  Commercial and construction                     $1,666        $849      $1,159
  Residential real estate                          7,158       5,057       7,941
  Installment                                      5,105       3,401       4,028
  Bank card                                        8,432       6,319       7,855
---------------------------------------------------------------------------------
    Total past-due loans                         $22,361     $15,626     $20,983
---------------------------------------------    =======     =======     =======
---------------------------------------------------------------------------------

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

Results of Operations
-----------------------------

     Net income for the first nine months ended September 30, 1996 was $81.9 million, 3.3% higher than the $79.3 million earned in the first nine months of 1995. On a per share basis, net income increased 3.0% to $1.37 from $1.33. Net income for the nine months ended September 30, 1996 was impacted by a $6.4 million charge related to a one-time assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF). The SAIF-related charge is based upon management's estimate as of September 30, 1996 of the potential assessment by the FDIC calculated on aggregate deposits acquired by the Company's principal subsidiary from SAIF-insured entities. Absent this one-time charge, net income for the first nine months would have increased 8.6% to $86.1 million, and net income per share would have increased 8.3% to $1.44.

     On a tax-equivalent basis, net interest income for the nine months ended September 30, 1996 was $284.9 million, a 10.2% increase from the net interest income earned in the corresponding 1995 period. The net interest margin was 3.86% for the nine months ended September 30,
1996, up 27 basis points from 3.59% during the same period in 1995. The growth in net interest income and net interest margin during the first nine months of 1996 were impacted by the higher yield on earning assets and a reduced cost of interest-bearing liabilities. For the first nine months of 1996, average earning assets grew $234.3 million from the level recorded in the first nine months of 1995, or 2.4%. Interest earned on earning assets grew $17.5 million, an increase of 3.0% over the corresponding amount earned during the first nine months of 1995. The yield on average earning assets increased a modest 4 basis points, and average interest-bearing liabilities increased $73.5 million, or a modest .9% from the nine months ended September 30, 1995. Interest expense on interest-bearing liabilities declined $9.0 million to $311.8 million, or 2.8%, from the corresponding 1995 period, and the cost of interest-bearing liabilities
                                 16

declined 19 basis points.

     For the nine-month period ended September 30, 1996, the Company's interest rate swap activities produced declines in interest income of $1,468,000 and interest expense of $1,055,000 compared to a $1,662,000 decrease in interest income and a $1,561,000 increase in interest expense for the corresponding period in 1995. The Company's interest rate swap activities resulted in reductions of net interest income of $413,000 for the nine months ended September 30, 1996 and $3,223,000 for the same period in 1995.

     The provision for loan losses was $32.0 million for the nine months ended September 30, 1996 compared with $17.4 million recorded for the corresponding period in 1995. The increase in the provision was prompted by a higher level of net charge-offs due to lower commercial and commercial real estate and construction loan recoveries and higher levels of losses in both consumer installment and bank card loans when compared to the first nine months of 1995. Commercial and commercial real estate and construction loan recoveries of $3.4 million in the first nine months of 1996 compared with $8.9 million in the prior year. Higher levels of net loan charge-offs for the first nine months of 1996 resulted principally from a continued trend of consumer bankruptcies in both bank card and installment loan portfolios.

     Noninterest income totalled $61.9 million for the nine months ended September 30, 1996 compared with $58.3 million for the same period in 1995, representing an increase of 6.1% The increase resulted from higher trust income, growth in deposit fees and charges and other miscellaneous fee categories, despite lower profits on securities sold.

     Noninterest expense grew 6.7% to $189.5 million for the first nine months of 1996 compared with the same period in 1995. The growth in noninterest expense was due primarily to the one-time SAIF assessment and higher personnel, occupancy and equipment, and other expenses. Excluding the impact of the $6.4 million SAIF assessment, noninterest expense grew 3.1% when compared to the same period in 1995.

Balance Sheet
--------------------

     Total assets as of September 30, 1996 were $10.5 billion, a decrease from $10.8 billion at the end of 1995. Total loans at September 30, 1996 were $6.6 billion, or 4.8% higher than at December 31, 1995, representing growth primarily in both the commercial and consumer loan categories. Total deposits were $8.0 billion at September 30, 1996, flat from 1995's year-end level. Shareholders' equity at September 30, 1996 was $815.0 million, or 7.8% of total assets. At December 31, 1995, shareholders' equity was $826.5 million, or 7.6% of total assets. Book value per share grew from $13.71 at December 31, 1995 to $13.77 at September 30, 1996.
                                   17

     The return on average total assets during the first nine months of 1996 was 1.05% compared to 1.04% for the comparable 1995 period. The return on average shareholders' equity was 13.44% versus 14.42% in 1995. Excluding the SAIF assessment, the return on average total assets would have been 1.11% and the return on average shareholders' equity would have been 14.11%.

Asset Quality
-----------------

     Nonperforming assets as of September 30, 1996 were $57.7 million, or .55% of total assets, compared to $65.9 million or .61% of total assets at
December 31, 1995 and $67.5 million or .63% of total assets at September 30, 1995. At September 30, 1996, nonperforming assets were
 .87% of loans and foreclosed properties, compared to 1.04% at December 31, 1995 and 1.09% at September 30, 1995. The lower level of nonperforming assets was primarily a result of overall improved quality in the loan portfolio.

     The allowance for loan losses was $110.0 million at September 30, 1996, December 31, 1995 and September 30, 1995. At September 30,
1996, the allowance for loan losses was 1.66% of loans, compared to 1.74% at December 31, 1995 and 1.79% at September 30, 1995. At September 30, 1996, the allowance for loan losses to nonperforming assets was 190.5%, compared to 166.9% at December 31, 1995 and 163.0% at September 30, 1995. Net loan charge-offs for the three months ended September 30, 1996 were $11.1 million, representing .68% of average loans on an annualized basis. Net loan charge-offs were $9.4 million or .60% of average loans for the three months ended December 31, 1995 and $8.7 million or .58% of average loans for the three months ended September 30, 1995.

     The allowance for loan losses represents management's estimate of an amount adequate to absorb potential losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors management considers the Company's loan loss experience, the amount of past-due and nonperforming loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses.

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

Capital Resources
-------------------------

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

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

     During the nine months ended September 30, 1996, the Company purchased and retired 1,296,000 shares of its common stock for a total of $38,283,000 under the Stock Repurchase Program. The repurchased shares may be used for general corporate purposes. Repurchases under the program may be discontinued or interrupted at any time.
                              19


                                                             Minimum Ratio
                                                             To Be considered
                                                  For Capital Well Capitalized
                                   Actual           Adequacy     Under
(Dollars in thousands)             Amount    Ratio  Purposes PCA Provisions
                                -------------------------------------------
As of September 30, 1996
   Total Risk-Weighted Assets:
      Consolidated               $7,673,083     --        --            --
      Subsidiary Bank            $7,669,417     --        --            --
   Total Average Assets:
      Consolidated              $10,262,677     --        --            --
      Subsidiary Bank           $10,231,770     --        --            --
  Total Capital (to Risk-Weighted Assets):
      Consolidated               $1,003,001  13.07%      8.0%     N/A
      Subsidiary Bank              $985,037  12.84%      8.0%         10.0%
  Tier I Capital (to Risk-Weighted Assets):
      Consolidated                 $756,914   9.86%      4.0%     N/A
      Subsidiary Bank              $738,995   9.64%      4.0%          6.0%
  Tier I Capital (to Average Assets):
      Consolidated                 $756,914   7.38%      4.0%     N/A
      Subsidiary Bank              $738,995   7.22%      4.0%          5.0%

As of September 30, 1995
   Total Risk-Weighted Assets:
      Consolidated               $7,246,032     --        --            --
      Subsidiary Bank            $7,236,427     --        --            --
   Total Average Assets:
      Consolidated              $10,303,228     --        --            --
      Subsidiary Bank           $10,275,353     --        --            --
  Total Capital (to Risk-Weighted Assets):
      Consolidated                 $959,212  13.24%      8.0%     N/A
      Subsidiary Bank              $924,784  12.78%      8.0%         10.0%
  Tier I Capital (to Risk-Weighted Assets):
      Consolidated                 $718,397   9.92%      4.0%     N/A
      Subsidiary Bank              $684,087   9.45%      4.0%          6.0%
  Tier I Capital (to Average Assets):
      Consolidated                 $718,397   6.97%      4.0%     N/A
      Subsidiary Bank              $684,087   6.66%      4.0%          5.0%

                                    20

Off-Balance-Sheet Derivatives
------------------------------------------

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

     The Company intends to continue using off-balance-sheet financial derivatives as a limited end-user in the prudent management of interest rate sensitivity.
                                    21


--------------------------------------------------------------------------------------------------------
Summary of Interest Rate Swaps

  The weighted average variable rates are based upon the contractual rates in effect at September 30, 1996:

(In thousands) September 30, 1996

                                                                    Average  Year-To-Date
                                  Notional    Weighted Average Rate Maturity   Interest    Unrecognized
                                   Amount     Receive         Pay   In YearIncome/(Expense)Gains (Losses)
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                     $50,000    5.63 % (1)  6.42 %      0.71           ($192)       ($211)
  Securities available for sale     12,972    5.80   (2)  9.00        1.99            (653)        (374)
  Fixed rate commercial loans       22,406    5.59   (1)  6.84        2.93            (207)        (196)
------------------------------------------------                            -------------- -------------
    Total pay fixed/receive
      variable                      85,378    5.65        6.92        1.49          (1,052)        (781)
------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.54   (1)  6.13           1,674        3,029
  Fixed rate medium-term
    borrowings                          --      --          --          --            (427)          --
  Variable rate commercial loans   100,000    4.77        5.63   (1)  0.31            (608)        (610)
------------------------------------------------                            -------------- -------------
    Total receive fixed/pay
      variable                     250,000    6.17        5.57        3.80             639        2,419
------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $335,378    6.03 %      5.92 %      3.21           ($413)      $1,638
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,500    5.48 % (1)  9.11 %      1.56            $495        ($331)
Receive fixed/pay variable           4,500    9.20        5.48   (1)  1.56            (492)         338
------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $9,000    7.34 %      7.29 %      1.56              $3           $7
----------------------------------========                                        ========     ========

  The weighted average variable rates are based upon the contractual rates in effect at September 30, 1995:

(In thousands) September 30, 1995
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                    $     --      -- % (1)    -- %        --            ($45)      $   --
  Variable rate deposits            50,000    5.84   (3)  6.42        1.70             186         (418)
  Securities available for sale     22,804    6.41   (2)  9.00        3.99             (35)        (934)
  Fixed rate commercial loans       25,838    5.85   (1)  6.83        3.93            (146)        (583)
------------------------------------------------                            -------------- -------------
    Total pay fixed/receive
      variable                      98,642    5.98        7.12        2.82             (40)      (1,935)
------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.88   (1)  7.13           1,018        6,215
  Fixed rate medium-term
    borrowings                     200,000    5.14        5.91   (1)  1.55          (2,720)      (1,636)
  Variable rate commercial loans   100,000    4.77        5.94   (1)  1.31          (1,481)      (1,730)
------------------------------------------------                            -------------- -------------
    Total receive fixed/pay
      variable                     450,000    5.71        5.90        3.36          (3,183)       2,849
------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $548,642    5.76 %      6.12 %      3.26         ($3,223)        $914
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,000    5.85 % (1)  9.57 %      2.59            $760        ($450)
Receive fixed/pay variable           4,000    9.62        5.85   (1)  2.59            (754)         455
------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $8,000    7.74 %      7.71 %      2.59              $6           $5
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

                                                     22


-------------------------------------------------------------------
Interest Rate Swaps - Notional Amount Rollforward

                                Pay fixed/ Pay variable   Total
(In thousands)                   receive     receive       All
                                 variable     fixed       Swaps
-------------------------------------------------------------------
Notional Amount
-------------------------------------------------------------------
Company Swaps:
  Beginning balance, January 1,
    1996                           $96,814    $450,000    $546,814
  New swaps                         50,000          --      50,000
  Matured swaps                    (50,000)   (200,000)   (250,000)
  Amortization of swaps            (11,436)         --     (11,436)
-------------------------------------------------------------------
    Ending balance, September
      30, 1996                     $85,378    $250,000    $335,378
-------------------------------   ========    ========    ========
Customer Swaps:
  Beginning balance, January 1,
    1996                            $4,000      $4,000      $8,000
  New swaps                            500         500       1,000
-------------------------------------------------------------------
    Ending balance, September
      30, 1996                      $4,500      $4,500      $9,000
-------------------------------   ========    ========    ========
-------------------------------------------------------------------

                                23


----------------------------------------------------------------------------------------------------
Expected Maturities of Interest Rate Swaps

                                    Due   After OneAfter Two After ThreeAfter Four
                                  Within   Through  Through   Through   Through    After
(In thousands) September 30,     One YearTwo YearsThree YearsFour YearsFive YearsFive Years  Total
  1996
----------------------------------------------------------------------------------------------------
Company Hedging Swaps
----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                 $61,377   $8,506   $14,092      $153    $1,250        --  $85,378
  Weighted average pay rate          6.72%    8.51%     6.82%     7.03%     7.03%       --     6.92%
  Weighted average receive rate:
    Contractual rate*                5.65%    5.73%     5.60%     5.50%     5.50%       --     5.65%
    Forward yield curve**            5.83%    6.09%     6.29%     6.45%     6.45%       --     5.94%

Receive fixed/pay variable:
  Notional amount                $100,000       --        --        --        --  $150,000 $250,000
  Weighted average pay rate:
    Contractual rate*                5.63%      --        --        --        --      5.54%    5.57%
    Forward yield curve**            5.69%      --        --        --        --      6.79%    6.35%

  Weighted average receive rate      4.77%      --        --        --        --      7.10%    6.17%
----------------------------------------------------------------------------------------------------
Customer Hedging Swaps
----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate            --     9.11%       --        --        --        --     9.11%
  Weighted average receive rate:
    Contractual rate*                  --     5.48%       --        --        --        --     5.48%
    Forward yield curve**              --     6.09%       --        --        --        --     6.09%

Receive fixed/pay variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate:
    Contractual rate*                  --     5.48%       --        --        --        --     5.48%
    Forward yield curve**              --     6.09%       --        --        --        --     6.09%

  Weighted average receive rate        --     9.20%       --        --        --        --     9.20%
----------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at September 30, 1996.
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.

                                                   24

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

                CENTRAL FIDELITY BANKS, INC.


ITEM 6. Exhibits and Reports on Form 8-K.

           A. Exhibits:

              Exhibit 11 - Statement re computation of per share earnings
                      27 - Financial data schedule

           B. Reports on Form 8-K:

              There were no reports filed on Form 8-K during the third quarter ended September 30, 1996.
                                  25

                      SIGNATURES
                 --------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FIDELITY BANKS, INC.
----------------------------
        (Registrant)



/s/ Charles W. Tysinger
Charles W. Tysinger
Corporate Executive Vice President and Treasurer
(Principal Financial Officer)



/s/ James F. Campbell
James F. Campbell
Senior Vice President & Controller
(Principal Accounting Officer)

Date: November 13, 1996
                                          26

                          EXHIBIT INDEX
                     ------------------------

Exhibit No.                Description
-----------             ------------------

    11     Statement re Computation of Per Share Earnings
    27     Financial Data Schedule


                                EXHIBIT 11
               CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES
               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

(In thousands)
                                            For the Three Months For the Nine Months
                                            Ended September 30,  Ended September 30,
                                           --------------------  --------------------
                                              1996      1995        1996      1995
                                             ------    ------       ----      ----
Earnings:
  Net income                                 $25,132   $27,552     $81,922   $79,296
                                             =======   =======     =======   =======
Shares:
  Weighted average number of common shares used
    in computing primary earnings per share   59,586    59,864      59,889    59,511

  Dilutive stock options - based on treasury stock
    method                                     1,065     1,032         997       899
                                           ------------------------------------------
  Weighted average number of common shares used
    in computing fully diluted earnings
    per share                                 60,651    60,896      60,886    60,410
                                             =======   =======     =======   =======

Earnings per share:
  Primary earnings per share                   $0.42     $0.46       $1.37     $1.33

  Fully diluted earnings per share             $0.41     $0.45       $1.35     $1.31
