Form 10-K
period 1996-12-31
CENTRAL FIDELITY BANKS INC
filed 1997-03-18
CIK 276235

TRANSMITTAL LETTER

Central Fidelity Banks, Inc.
1021 East Cary Street
Richmond, Virginia 23219
(804) 782-4000

March 18, 1997

BY EDGAR SYSTEM
----------------------------

Securities and Exchange Commission
450 Fifth Street
Washington, D.C. 20549-1004

Attn:  Filing Desk

Re:  Central Fidelity Banks, Inc. Form 10-K Filing
        -----------------------------------------------------------

Ladies and Gentlemen:

     On behalf of Central Fidelity Banks, Inc., I enclose for filing the Company's Annual Report on Form 10-K with exhibits for the year ended December 31, 1996.

      This report was prepared on the integrated basis and meets the requirements of Exchange Act Rules 14a-3 as to the furnishing of annual report to security holders. Accordingly, these copies are also submitted to satisfy the 14-a3(c) requirements under said rules.

Sincerely yours,

/s/ Vivian Y. Woo

Vivian Y. Woo
Vice President and Assistant Controller

Enclosures


CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands, except share date) December 31,

                                                1996           1995
-----------------------------------------------------------------------
Assets
-----------------------------------------------------------------------
Cash and due from banks (note 4)               $304,661       $338,580
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                   96,515        157,734
  Other money market investments                 50,000         75,000
  Trading account securities                      4,061            422
------------------------------------------  ---------------------------
      Total temporary investments               150,576        233,156
------------------------------------------  ---------------------------
Assets available for sale:
  Securities (note 5):
    U.S. Government and agencies              1,957,748      2,342,541
    States and political subdivisions           104,933        124,380
    Other                                     1,006,943      1,162,966
------------------------------------------  ---------------------------
      Total securities available for sale     3,069,624      3,629,887
------------------------------------------  ---------------------------
  Loans                                          26,085         15,653
------------------------------------------  ---------------------------
      Total assets available for sale         3,095,709      3,645,540
------------------------------------------  ---------------------------
Loans (note 6):
  Commercial and commercial real estate       2,117,874      1,984,393
  Construction                                  304,974        290,184
  Residential real estate                     1,614,561      1,609,998
  Consumer second mortgage                      761,212        613,097
  Installment                                 1,047,508      1,046,536
  Bank card                                     844,622        756,952
------------------------------------------  ---------------------------
      Total loans                             6,690,751      6,301,160
  Allowance for loan losses (note 7)           (110,000)      (110,000)
------------------------------------------  ---------------------------
      Net loans                               6,580,751      6,191,160
------------------------------------------  ---------------------------
Accrued interest receivable                      61,819         67,436
Premises and equipment, net (note 8)            157,119        152,879
Due from customers on acceptances                11,009         18,741
Other assets (notes 6, 9 and 12)                178,716        163,482
------------------------------------------  ---------------------------
      Total assets                          $10,540,360    $10,810,974
------------------------------------------  ============   ============

Liabilities                                     1996           1995
-----------------------------------------------------------------------
Deposits:
  Demand                                     $1,189,808     $1,037,906
  Interest checking                             729,233        687,505
  Regular savings                               724,264        727,951
  Consumer certificates                       3,944,228      4,134,031
  Money market accounts                         995,695      1,050,158
  Certificates of deposit $100,000 and over     488,226        348,347
------------------------------------------  ---------------------------
    Total deposits                            8,071,454      7,985,898
------------------------------------------  ---------------------------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase (note 10)    907,875      1,041,951
  Other short-term borrowings (note 10)          72,274         88,045
  Medium-term notes (note 11)                        --        252,250
  Federal Home Loan Bank borrowings (note 11)   400,080        350,700
  Long-term debt (note 11)                      150,324        150,386
  Capitalized lease obligations (note 8)          7,334          7,746
------------------------------------------  ---------------------------
    Total borrowings                          1,537,887      1,891,078
------------------------------------------  ---------------------------
Dividends payable                                13,059         12,052
Accrued interest payable                         29,160         37,911
Bank acceptances outstanding                     11,009         18,741
Accounts payable and accrued liabilities
  (note 14)                                      31,292         38,747
------------------------------------------  ---------------------------
    Total liabilities                         9,693,861      9,984,427
------------------------------------------  ---------------------------
Shareholders' Equity
-----------------------------------------------------------------------
Preferred stock, none issued (note 13)               --             --
Common stock, par value $5 per share,
  authorized 100,000,000 shares, shares
  issued 1996 - 59,378,319: 1995 -
  40,192,879 (notes 13 and 15)                  296,892        200,964
Capital surplus                                 171,926        195,151
Retained earnings (note 2)                      368,457        406,567
Unrealized gains on securities available for
    sale, net of income taxes                     9,224         23,865
------------------------------------------  ---------------------------
    Total shareholders' equity (note 19)        846,499        826,547
------------------------------------------  ---------------------------
Commitments and contingent liabilities (notes 8, 14 and 17)
    Total liabilities and shareholders'
      equity                                $10,540,360    $10,810,974
------------------------------------------  ============   ============
-----------------------------------------------------------------------
The notes are an integral part of the financial statements.


STATEMENT OF CONSOLIDATED INCOME
------------------------------------------------------------------------------------
-
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands, except share and per share data) Year Ended December 31,

                                                     1996        1995        1994
------------------------------------------------------------------------------------
-
Income From Earning Assets
------------------------------------------------------------------------------------
-
Interest and fees on loans                          $570,615    $526,896    $440,691
Interest on securities available for sale:
  U.S. Government and agencies                       134,709     166,436     160,822
  States and political subdivisions                    5,678       7,430       8,205
  Other                                               71,551      64,741      48,486
Interest on loans available for sale                     937         403         432
Interest on money market investments                   4,924       5,951       6,120
Interest on trading account securities                   206          63          41
------------------------------------------------------------------------------------
-
    Total income from earning assets                 788,620     771,920     664,797
------------------------------------------------------------------------------------
-
Interest Expense
------------------------------------------------------------------------------------
-
Interest on deposits (note 16)                       322,187     319,725     243,632
Interest on federal funds purchased and securities
  sold under agreements to repurchase                 47,801      57,678      44,171
Interest on other short-term borrowings                3,449       3,359       1,663
Interest on medium-term notes                          3,841      19,311      25,403
Interest on Federal Home Loan Bank borrowings         25,268      20,539       6,406
Interest on long-term debt                            10,139      10,978       8,681
Interest on capitalized lease obligations                668         705         735
------------------------------------------------------------------------------------
-
    Total interest expense                           413,353     432,295     330,691
------------------------------------------------------------------------------------
-
Net interest income                                  375,267     339,625     334,106
Provision for loan losses (note 7)                    43,865      26,713      24,359
------------------------------------------------------------------------------------
-
    Net income from earning assets                   331,402     312,912     309,747
------------------------------------------------------------------------------------
-
Noninterest Income
------------------------------------------------------------------------------------
-
Trust income                                          16,780      14,943      13,926
Deposit fees and charges                              37,832      35,150      34,557
Profits (losses) on securities available for sale
  and trading account securities, net (note 5)            99       3,253
(25,984)
Other income (note 16)                                31,204      26,329      36,739
------------------------------------------------------------------------------------
-
    Total noninterest income                          85,915      79,675      59,238
------------------------------------------------------------------------------------
-
Noninterest Expense
------------------------------------------------------------- ----------------------
-
Personnel expense (note 14)                          142,347     133,186     127,683
Occupancy and equipment expense                       46,147      42,979      41,653
FDIC insurance expense                                 2,287      11,164      14,910
Other real estate expense                              2,006       1,500      11,786
Special SAIF assessment                                4,028          --          --
Other expense (note 16)                               55,126      49,336      49,033
------------------------------------------------------------------------------------
-
    Total noninterest expense                        251,941     238,165     245,065
------------------------------------------------------------------------------------
-
Earnings
------------------------------------------------------------- ----------------------
-
Income before income taxes                           165,376     154,422     123,920
Income tax expense (note 12)                          52,674      49,052      39,056
------------------------------------------------------------------------------------
-
    Net income                                      $112,702    $105,370     $84,864
--------------------------------------------------  ========    ========    ========
Earnings Per Share
------------------------------------------------------------------------------------
-
Net income                                             $1.89       $1.77       $1.45
Average shares outstanding                        59,736,817  59,673,709  58,741,982
------------------------------------------------------------------------------------
-
The notes are an integral part of the financial statements.


STATEMENT OF CONSOLIDATED CASH FLOWS
------------------------------------------------------------------------------------
--
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands) Year Ended December 31,

                                                        1996       1995       1994
------------------------------------------------------------------------------------
--
Operating Activities
------------------------------------------------------------------------------------
--
Net income                                             $112,702   $105,370
$84,864
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses                            43,865     26,713
24,359
    Depreciation of premises and equipment               16,304     15,792
15,248
    Net amortization of premium and accretion of discount on
      securities available for sale                        (847)    (5,860)
1,132
    (Gains) losses on securities available for sale        (852)    (3,822)
25,292
    Deferred income taxes                                  (911)     2,024
1,272
    (Increase) decrease in trading account securities    (3,639)       995
88
    Originations of loans available for sale           (122,916)   (71,511)
(24,220)
    Purchases of loans available for sale               (85,953)   (54,528)
(24,510)
    Proceeds from sales of loans available for sale     198,244    112,646
84,164
    (Increase) decrease in accrued interest
      receivable                                          5,617     (7,503)
5,821
    Increase (decrease) in accrued interest payable      (8,751)       892
11,063
    Other, net                                          (15,649)   (38,234)
(77,235)
------------------------------------------------------------------------------------
--
      Net cash provided by operating activities         137,214     82,974
127,338
------------------------------------------------------------------------------------
--
Investing Activities
------------------------------------------------------------------------------------
--
Purchases of securities available for sale
(366,109)(1,033,292)(2,426,679)
Proceeds from sales of securities available for sale    218,876    582,085
2,266,537
Proceeds from maturities and repayments of securities available
  for sale                                              686,670    486,370
529,629
Net increase in loans                                  (442,105)
(561,865)(1,020,589)
Purchases of premises and equipment                     (21,431)   (19,725)
(16,548)
Proceeds from the disposition of premises and
  equipment                                               1,256        539
960
Proceeds from the disposition of foreclosed
  properties                                             10,228     13,743
26,917
Net cash received in acquisitions                            --    413,022         -
-
------------------------------------------------------------------------------------
--
      Net cash provided (used) by investing
        activities                                       87,385   (119,123)
(639,773)
------------------------------------------------------------------------------------
--
Financing Activities
------------------------------------------------------------------------------------
--
Net increase (decrease) in demand, interest checking and regular
  savings deposits                                      189,943     79,733
(79,038)
Net increase (decrease) in consumer certificates       (189,803)    51,227
874,145
Net increase (decrease) in money market accounts        (54,463)    73,970
(33,389)
Net increase (decrease) in certificates of deposit
  $100,000 and over                                     139,879    101,151
(190,490)
Net increase (decrease) in short-term borrowings       (149,847)    27,128
(381,386)
Proceeds from medium-term notes and FHLB borrowings     143,280    114,200
386,500
Payments on medium-term notes and FHLB borrowings      (346,150)  (309,250)        -
-
Proceeds from long-term debt                                 --         --
100
Payments on long-term debt and capitalized lease
  obligations                                              (474)      (433)
(1,396)
Proceeds from issuance of common stock                   11,619     19,036
4,044
Common stock purchased                                  (38,368)        --         -
-
Cash in lieu of fractional shares for stock split           (78)        --         -
-
Cash dividends                                          (50,275)   (45,971)
(42,645)
------------------------------------------------------------------------------------
--
      Net cash provided (used) by financing
        activities                                     (344,737)   110,791
536,445
------------------------------------------------------------------------------------
--
      Increase (decrease) in cash and cash equivalent  (120,138)    74,642
24,010
      Cash and cash equivalents at beginning of year    571,314    496,672
472,662
------------------------------------------------------------------------------------
--
      Cash and cash equivalents at end of year         $451,176   $571,314
$496,672
-----------------------------------------------------  ========   ========
========
------------------------------------------------------------------------------------
--
The notes are an integral part of the financial statements.


STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------
-------
Central Fidelity Banks, Inc. and Subsidiaries
(In Thousands)

                                                                    Unrealized
                                                                   Gains (Losses)
                                                                   on Securities
Total
                                  Common Stock    Capital Retained  Available
Shareholders
                                 Shares  Amount   Surplus Earnings   for Sale
Equity
------------------------------------------------------------------------------------
-------
Year Ended December 31, 1994
------------------------------------------------------------------------------------
-------
Balance at beginning of year     39,023 $195,114 $177,921 $307,249     $45,853
$726,137
Net income                           --       --       --   84,864          --
84,864
Common stock issued under Plans     301    1,507    2,537       --          --
4,044
Cash dividends declared on
  common stock ($.76 per share)      --       --       --  (43,894)         --
(43,894)
Change in unrealized gains on securities
  available for sale, net of income taxes of
  $79,735                            --       --       --       --    (148,079)
(148,079)
------------------------------------------------------------------------------------
-------
Balance at end of year           39,324  196,621  180,458  348,219    (102,226)
623,072
------------------------------------------------------------------------------------
-------
Year ended December 31, 1995
------------------------------------------------------------------------------------
-------
Net income                           --       --       --  105,370          --
105,370
Common stock issued under Plans     869    4,343   14,693       --          --
19,036
Cash dividends declared on
  common stock ($.79 per share)      --       --       --  (47,022)         --
(47,022)
Change in unrealized losses on securities
  available for sale, net of income taxes
  of $67,895                         --       --       --       --     126,091
126,091
------------------------------------------------------------------------------------
-------
Balance at end of year           40,193  200,964  195,151  406,567      23,865
826,547
------------------------------------------------------------------------------------
-------
Year ended December 31, 1996
------------------------------------------------------------------------------------
-------
Net income                           --       --       --  112,702          --
112,702
Common stock issued under Plans     594    2,977    8,642       --          --
11,619
Common stock purchased           (1,299)  (6,501) (31,867)      --          --
(38,368)
Cash dividends declared on
  common stock ($.86 per share)      --       --       --  (51,282)         --
(51,282)
Common stock issued for 3-for-2
  stock split                    19,890   99,452       --  (99,530)
(78)
Change in unrealized gains on securities
  available for sale, net of income taxes
  of $7,883                          --       --       --       --     (14,641)
(14,641)
------------------------------------------------------------------------------------
-------
Balance at end of year           59,378 $296,892 $171,926 $368,457      $9,224
$846,499
---------------------------------====== ======== ======== ========    ========
========
------------------------------------------------------------------------------------
-------
The notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------
---------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

NOTE 1. Nature of Operations and Significant Accounting Policies

     Central Fidelity Banks, Inc. ("Central Fidelity" or the "Company") and its subsidiaries operate within the commercial banking industry.
The Company serves the marketplace primarily through its wholly-owned banking subsidiary, Central Fidelity National Bank, a national banking association (the "Bank"). The Company, through the Bank and its other subsidiaries, provides a wide range of financial services, including a variety of deposit accounts, as well as commercial, consumer and mortgage lending. The Company also engages in limited international banking activities, primarily in connection with foreign trade financing for Virginia-based companies. In addition to commercial activities, the Company generates noninterest income by sales of trust and fiduciary services, and other investment services.

     The consolidated financial statements include the accounts and results of operations of Central Fidelity and its subsidiaries, all of which are wholly-owned. The Consolidated Bank Balance Sheet includes the accounts of the bank subsidiary only.

     The accounting and reporting policies used in preparing these financial statements conform to generally accepted accounting principles and to general practices within the industry. Of necessity, certain amounts in the financial statements are based upon management's estimates and assumptions. Actual results could differ from those estimates.

CASH FLOW INFORMATION - For purposes of the Statement of Consolidated
Cash Flows, the Company considers amounts due from banks and money market investments which have original maturities of three months or less to be cash equivalents. During the years ended December 31, 1996, 1995 and 1994, cash paid for interest was $422,104,000, $430,595,000 and $319,628,000, and cash paid for income taxes was $50,672,000, $36,569,000 and $41,372,000, respectively. During 1996, 1995 and 1994, other assets increased as a result of loan foreclosures in the amount of $8,649,000, $5,659,000 and $6,059,000, respectively, representing non-cash investing activities for purposes of the Statement of Consolidated Cash Flows.

MONEY MARKET INVESTMENTS - Money market investments are carried at cost, which approximates fair value. These assets are highly liquid short-term investments generally maturing within one year which arise from Central Fidelity's and its subsidiary bank's money market activities. They include the overnight investment of excess reserves, securities purchased under agreements to resell, and the investment in certificates of deposit of unrelated banks.

TRADING ACCOUNT SECURITIES - Trading account securities are intended to be sold in the near term and are carried at fair value. Gains and losses arising from the sale of trading account securities and market adjustments are included in "Profits (losses) on securities available for sale and trading account securities, net."

SECURITIES AVAILABLE FOR SALE - The Company's securities are classified as available for sale and are accounted for at fair value. Unrealized gains and losses are reported in a separate component of shareholders' equity in the Consolidated Balance Sheet. Securities are used as part of the Company's asset/liability strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, satisfy regulatory requirements or other similar factors. Gains and losses arising from the sale of securities available for sale and declines in values determined to be other than temporary are included in "Profits (losses) on securities available for sale and trading account securities, net."

LOANS AVAILABLE FOR SALE - Loans available for sale are carried at the lower of aggregate cost or fair value. Realized gains and losses and adjustments to market are classified as "Other income."


LOANS - Interest on loans is credited to income based on the principal amounts outstanding during the period. Origination and commitment fees and all related costs are deferred, and the net amount is amortized over the contractual or estimated life of the loans, if shorter.

     The policy with respect to interest accruals on commercial, construction and real estate loans specifies that interest will stop being accrued on any loan that is 90 days past due if such loans are not well secured and in the process of collection or if there appears to be no reasonable expectation that the borrower will be able to pay the interest up to date within a reasonable time period and the value of the collateral is not at least equal to the amount at which the loan plus all interest accrued is recorded. Interest income is recognized on these loans only when received in cash. Notwithstanding, any loans that reach 180 days past due are immediately placed in nonaccrual status. A loan will remain on a nonaccrual status until the loan is current, as to payment of both interest and principal, and the borrower demonstrates the ability to pay and remain current. The policy with respect to installment loans requires that a loan be charged off when it is over 120 days past due unless the collateral securing the loan has been repossessed and is in the process of liquidation. The policy with respect to bank card loans requires that a loan be charged off when
it reaches 180 days past due.  Generally,   accrual of interest on
these consumer loans is not discontinued prior to charge-off unless the collateral has been repossessed or notice of bankruptcy, death or fraud has been received on an unsecured debt.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," collectively SFAS 114. SFAS 114 requires that impaired loans within the scope of the statements be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. A valuation allowance is required to the extent that such measurement is less than the recorded investment. Under this standard a loan is considered impaired based on current information and events if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan agreement.
Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. The effect of the adoption of SFAS 114 was not material to the Company's consolidated financial statements as of and for the year ended December 31, 1995.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses consists of the cumulative effect of the provision for loan losses, less net loans charged off. The provision for loan losses charged to operating expense is the amount necessary, in management's judgment, to maintain the allowance at a level it believes sufficient to cover losses in collections of loans. The provision is based on such factors that, in management's judgment, warrant current recognition in providing an adequate allowance. Principal factors in management's analysis of the adequacy of the allowance are: specific knowledge and historical relationships among loans outstanding, loan loss experience and the current level of the allowance; a continuing evaluation of the present and anticipated future economic environment for the nation and for the various business sectors of the Company's trade area; evaluation of concentrations by credit, industry or geography; nature and volume of the loan portfolio and reviews of the loan portfolio quality by the Company's loan review staff, the regulatory authorities and external auditors.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Additions, major replacements and improvements to buildings and equipment are added to the asset accounts at cost.

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

MORTGAGE SERVICING RIGHTS - During the fourth quarter of 1995, the Company prospectively adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights"
(SFAS 122).Upon adoption of SFAS 122, the cost of mortgage loans originated or purchased with a definitive plan to sell the loans and retain the mortgage servicing rights is allocated between the loans and the servicing rights based on their estimated fair values at the date of origination, purchase or sale. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income, and classified as "Other assets" in the accompanying Consolidated Balance Sheet. Impairment is evaluated and measured based on a stratification of the mortgage servicing rights in accordance with the risk characteristics of the underlying loans, including loan type, location, term and date of origination.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company mainly utilizes interest rate swaps to manage its interest rate exposure. Income or expense associated with interest rate swap agreements is recognized on the accrual basis over the life of the swap agreement as a component of interest income or interest expense. Gains and losses on early terminations of interest rate swap agreements are recognized over the remaining life of the underlying asset or liability. In 1996, a swap was terminated resulting in a loss of $380,000. The loss will be amortized over the remaining life of the underlying hedged asset. The Company did not terminate any interest rate swap agreements prior to contractual maturity in 1995 and 1994.

INCOME TAXES - Central Fidelity accounts for certain income and expense items differently for income tax purposes than for financial reporting purposes. Provisions for deferred taxes are made in recognition of these timing differences. Central Fidelity and its subsidiaries file consolidated federal income tax returns.

PENSION AND POSTRETIREMENT PLANS - The pension plan covers substantially all employees. Costs of the plan are determined by independent actuaries using the projected unit credit method. The plan is funded on a current basis to the extent deductible under existing federal tax regulations.

     The Company provides Medicare carve-out health insurance coverage to its qualifying retirees. Participants in this plan are retired employees and active employees who are age 45 and have completed 10 full years of service. Benefits provided to retired employees before retirement are accrued during the period of employment.

STOCK OPTIONS - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options. At the time options are exercised, the par value of the shares is credited to common stock, and the excess of the proceeds over the par value is credited to capital surplus. No charges or credits to income have been made with respect to the options since the option price was the same as fair value at the date of grant.

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

DIVIDENDS - Dividends are paid to the Company by its bank subsidiary in amounts sufficient to cover corporate expenses and dividends paid to shareholders. Dividends are subject to the financial condition of the subsidiary, regulatory limitations and management's judgment as to the desirability of utilizing alternative sources of funds.

TRUST ASSETS AND INCOME - Assets held by the bank subsidiary in a fiduciary, agency or safekeeping capacity for customers are not included as assets in the accompanying Consolidated Balance Sheet. At December 31, 1996, such assets amounted to $8.5 billion. Trust service income is recognized primarily on the accrual basis.

RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform to current presentations.


NOTE 2. Parent Company Financial Information

  Condensed financial information of Central Fidelity Banks, Inc.
(Parent Company) is presented below:

Balance Sheet
(In Thousands)
December 31,
                                                           1996       1995
------------------------------------------------------------------------------
Assets:
  Cash                                                         $27        $21
  Securities purchased under agreements to resell
    and other money market investments                      64,608     51,514
  Securities available for sale                              6,705     10,785
  Investments in subsidiaries, at equity:
    Bank                                                   803,535    787,600
    Bank-related                                             4,065      3,978
  Note receivable from subsidiary                          150,000    150,000
  Other assets                                              23,631     21,276
-----------------------------------------------------------------------------------
      Total assets                                      $1,052,571 $1,025,174
-------------------------------------------------------  =========  =========
Liabilities:
  Commercial paper (note 10)                               $32,873    $33,082
  Securities sold under agreements to repurchase             4,104      1,260
  Long-term debt (note 11)                                 150,000    150,000
  Other liabilities                                         19,095     14,285
-----------------------------------------------------------------------------------
      Total liabilities                                    206,072    198,627
Shareholders' equity (note 19)                             846,499    826,547
-----------------------------------------------------------------------------------
      Total liabilities and shareholders' equity        $1,052,571 $1,025,174
-------------------------------------------------------  =========  =========
------------------------------------------------------------------------------


Statement of Income

(In Thousands)
Year Ended December 31,
                                                1996       1995       1994
------------------------------------------------------------------------------
Income:
  Dividends from subsidiary bank               $83,200     $24,000    $45,000
  Other                                         15,321      15,683     14,581
-------------------------------------------------------------------------------
      Total income                              98,521      39,683     59,581
-------------------------------------------------------------------------------
Expense:
  Interest                                      13,763      13,910     13,085
  Other                                          3,112       4,233      4,850
-------------------------------------------------------------------------------
      Total expense                             16,875      18,143     17,935
-------------------------------------------------------------------------------
Income before income taxes and equity in
  undistributed net income of subsidiaries      81,646      21,540     41,646
Income tax benefit                                (357)       (712)    (1,143)
-------------------------------------------------------------------------------
Income before equity in undistributed
  net income of subsidiaries                    82,003      22,252     42,789
Equity in undistributed net income of
  subsidiaries                                  30,699      83,118     42,075
-------------------------------------------------------------------------------
      Net income                              $112,702    $105,370    $84,864
----------------------------------------------========    ========    =======
------------------------------------------------------------------------------


Statement of Cash Flows

(In Thousands)
Year Ended December 31,
                                                           1996       1995      1994
------------------------------------------------------------------------------------
---
Operating activities:
  Net income                                              $112,702   $105,370
$84,864
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity in undistributed net income of
      subsidiaries					  	      (30,699)   (83,118)
(42,075)
      (Increase) decrease in other assets                   (2,355)     7,554
(6,340)
      Other, net                                             3,839       (885)
(362)
------------------------------------------------------------------------------------
---
        Net cash provided by operating activities           83,487     28,921
36,087
------------------------------------------------------------------------------------
---
Investing activities:
  Purchase of securities available for sale                (21,976)   (63,232)
(11,479)
  Proceeds from sales of securities available for sale      16,075      9,145
10,965
  Proceeds from maturities and repayments of securities
    available for sale                                       9,981     49,066
425
  Repayment of note receivable from subsidiary                  --        500
--
------------------------------------------------------------------------------------
---
        Net cash provided (used) by investing
          activities                                         4,080     (4,521)
(89)
------------------------------------------------------------------------------------
---
Financing activities:
  Net increase in short-term borrowings                      2,635      7,685
7,822
  Proceeds from issuance of common stock                    11,619     19,036
4,044
  Common stock purchased                                   (38,368)        --
--
  Cash in lieu of fractional shares for stock split            (78)        --
--
  Cash dividends                                           (50,275)   (45,971)
(42,645)
------------------------------------------------------------------------------------
---
        Net cash used by financing activities              (74,467)   (19,250)
(30,779)
------------------------------------------------------------------------------------
---
        Increase in cash and cash equivalents               13,100      5,150
5,219
        Cash and cash equivalents at beginning of year      51,535     46,385
41,166
------------------------------------------------------------------------------------
---
        Cash and cash equivalents at end of year           $64,635    $51,535
$46,385
-------------------------------------------------------   ========   ========
========
------------------------------------------------------------------------------------
---
     Central Fidelity and each of its subsidiaries are affiliates within the meaning of Section 23A of the Federal Reserve Act. Accordingly, they are subject to the limitations specified in such section on the making of loans or extension of credit to, or purchase of securities under repurchase agreement from, any of the subsidiaries within the affiliate group. Therefore, substantially all of the net assets of the affiliate group are restricted from use by the Company in the form of loans or advances. Dividends, however, may be paid to the Company by its bank subsidiary under formulas established by the appropriate regulatory authorities.
These formulas contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without said regulatory approval. In 1997, the subsidiary bank can initiate dividend payments without said regulatory approvals of $113,479,000, plus an additional amount equal to their net earnings for 1997 up to the date of any such dividend declaration. In addition, the limitations on dividends paid by the Company on common stock to shareholders for the current and two immediately preceding years may not exceed consolidated net income of the Company and its subsidiaries for the same period.

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

NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

      The Company is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the years ended December 31, 1996 and 1995 was $30,708,000 and $58,129,000, respectively.


NOTE 5. Securities Available for Sale

     The following table shows amortized cost, fair value and gross unrealized gains and losses of securities available for sale as of December 31, 1996 and 1995:

(In Thousands)
-------------------------------------------------------------------------
                                U.S.     States &
                             Government  Political
                             & Agencies Subdivision   Other      Total
-------------------------------------------------------------------------
December 31, 1996:
  Amortized cost             $1,948,130   $102,610 $1,004,693 $3,055,433
  Fair value                  1,957,748    104,933  1,006,943  3,069,624
  Gross unrealized gains         20,431      2,432      5,482     28,345
  Gross unrealized losses       (10,813)      (109)    (3,232)   (14,154)

December 31, 1995:
  Amortized cost             $2,319,928   $120,886 $1,152,358 $3,593,172
  Fair value                  2,342,541    124,380  1,162,966  3,629,887
  Gross unrealized gains         30,906      3,635     13,650     48,191
  Gross unrealized losses        (8,293)      (141)    (3,042)   (11,476)
-------------------------------------------------------------------------
     Securities available for sale having a fair value of $1,295,224,000 were pledged to secure deposits and to meet other legal requirements.


     The amortized cost and fair value of securities available for sale are shown below by maturity. The classification of mortgage-backed securities was based on expected maturities, while contractual maturities were used for other debt securities. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)

-------------------------------------------------------------------------
                                                    Amortized    Fair
                                                      Cost       Value
-------------------------------------------------------------------------
Due in one year or less                              $384,852   $385,287
Due after one year through five years               1,915,443  1,927,148
Due after five years through ten years                645,418    646,649
Due after ten years                                    17,445     18,307
Common and preferred stocks
  with no contractual maturity                         92,275     92,233
-------------------------------------------------------------------------
  Total                                            $3,055,433 $3,069,624
---------------------------------------------------========== ==========
-------------------------------------------------------------------------
  Proceeds from sales of securities available for sale were $218,876,000 for
1996, $582,085,000 for 1995 and $2,266,537,000 for 1994. Gross gains realized on those sales were $874,000, $6,039,000 and $11,555,000 for 1996, 1995 and
1994, respectively. In 1996, 1995 and 1994,  there were $22,000, $2,217,000 and $36,847,000 of gross losses realized on the sales of securities available for sale, respectively.



NOTE 6. LOANS

     Nonaccrual loans (principally commercial and construction loans) totalled
$38,572,000 at December 31, 1996 and $48,763,000 at December 31, 1995.

     Interest on nonaccrual loans not recognized was $3,837,000 in 1996, $5,066,000 in 1995 and $6,171,000 in 1994. Interest collected and included in the results of operations on such loans amounted to $2,293,000 in 1996, $1,582,000 in 1995, and $596,000 in 1994.

     At December 31, 1996 and 1995, the recorded investment in loans which have been identified as impaired, in accordance with SFAS 114, totalled
$44,542,000 and $47,893,000, respectively. SFAS 114 does not apply to larger groups of homogeneous loans such as mortgage, installment and bank card loans, as such loans are collectively evaluated for impairment.
The Company, therefore, applies SFAS 114 to commercial and construction loans on a loan-by-loan basis in accordance with its ongoing credit review procedures.

     Impaired loans are comprised of:

(In Thousands)
December 31,                                   1996     1995
---------------------------------------------------------------
Commercial and commercial real estate         $28,783  $27,064
Construction                                   15,759   20,829
---------------------------------------------------------------
  Total impaired loans                        $44,542  $47,893
--------------------------------------------- =======  =======
---------------------------------------------------------------
     At December 31, 1996, impaired loans totalling $29,298,000 had no valuation allowance and $15,244,000 had a corresponding valuation allowance of $2,973,000.  At December 31, 1995, $18,232,000 related to loans with no valuation allowance and $29,661,000 related to loans with a corresponding valuation allowance of $7,316,000. All impaired loans were measured based on the fair value of the collateral.

     For the year ended December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $50,949,000 and $53,999,000, respectively. Total interest income recognized on impaired loan was $3,308,000 for 1996 and $1,679,000 for 1995, of which $1,014,000 was recognized on a cash basis for 1996 and $1,582,000 was recognized on a cash basis for 1995.

     In the ordinary course of business, the Company and its subsidiaries grant loans to directors and executive officers of the Company and to their affiliates. These loans are made on substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $7,152,000 and $6,687,000 at December 31, 1996 and 1995, respectively. During
1996, $2,061,000 of new loans were made and repayments totalled $1,596,000.

     As discussed in note 1, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights," during 1995. The carrying amount and fair value of mortgage servicing rights at December 31, 1996 was $10,972,000 and $13,991,000, respectively, and $1,610,000 and $2,300,000 at December 31, 1995,
respectively. The fair value was determined using a discounted cash flow method. Mortgage servicing rights are carried at cost, and classified as "Other assets" in the accompanying Consolidated Balance Sheet. Based on management's impairment analysis as of December 31, 1996 and 1995, no valuation allowance was deemed necessary.

     Mortgage servicing rights of $10,499,000 and $821,000 were capitalized during 1996 and 1995, respectively. Amortization of mortgage servicing rights in 1996 and 1995 was $1,137,000 and $165,000, respectively.



NOTE 7. Allowance for Loan Losses

  Following is a summary of the activity in the allowance for loan losses:

(In Thousands)
Year Ended December 31,
                                     1996        1995        1994
--------------------------------------------------------------------
Balance at January 1               $110,000    $110,000    $105,000
Provision for loan losses            43,865      26,713      24,359
--------------------------------------------------------------------
                                    153,865     136,713     129,359
Loans charged off                    61,316      46,281      34,397
Recoveries of loans previously
  charged off                        17,451      19,568      15,038
--------------------------------------------------------------------
  Net charge-offs                    43,865      26,713      19,359
--------------------------------------------------------------------
Balance at December 31             $110,000    $110,000    $110,000
---------------------------------- ========    ========    ========
--------------------------------------------------------------------


NOTE 8. Premises and Equipment
     Premises and equipment included in the Consolidated Balance Sheet are:

(In Thousands)
December 31,
                                                        1996     1995
------------------------------------------------------------------------
Capital leases                                         $11,827  $11,827
Land                                                    24,084   23,938
Buildings                                               88,467   83,008
Furnishings and equipment                              164,858  153,269
Leasehold improvements                                  33,913   32,679
Work-in-progress                                         7,998    7,492
------------------------------------------------------------------------
  Total cost                                           331,147  312,213
Accumulated depreciation and amortization             (174,028)(159,334)
------------------------------------------------------------------------
  Premises and equipment, net                         $157,119 $152,879
----------------------------------------------------- ======== ========
------------------------------------------------------------------------

     The Company has entered into long-term leases for certain premises and equipment used by the Company and its subsidiaries. These leases expire at various date to 2025, and most of the leases contain renewal options for periods ranging from 5 to 30 years. In addition, certain leases provide that the Company may elect to purchase the leased property at the expiration of the initial lease term. Some leases also contain escalation clauses whereby the Company's rental payments are adjusted proportionately with increases in the consumer price index.

     Premises and equipment include the following amounts for leases that have been capitalized:

(In Thousands)
December 31,
                                                        1996     1995
------------------------------------------------------------------------
Land                                                      $868     $868
Buildings                                               10,959   10,959
------------------------------------------------------------------------
  Total cost                                            11,827   11,827
Accumulated amortization                                (5,822)  (5,538)
------------------------------------------------------------------------
  Capitalized leases, net                               $6,005   $6,289
-----------------------------------------------------   ======   ======
------------------------------------------------------------------------


     Future minimum lease payments, by year and in the aggregate, for capital and noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1996:

(In Thousands)
                                                      Capital  Operating
------------------------------------------------------------------------
1997                                                    $1,090  $13,379
1998                                                     1,102   13,006
1999                                                     1,104   11,783
2000                                                     1,106   10,252
2001                                                     1,109    9,579
Later years                                              8,584   21,380
------------------------------------------------------------------------
  Total minimum lease payments                          14,095  $79,379
-----------------------------------------------------           =======
Imputed interest (rates ranging from 8.0% to 14.3%)     (6,761)
-----------------------------------------------------------------
  Present value of net minimum lease payments           $7,334
-----------------------------------------------------  =======
------------------------------------------------------------------------
     Minimum future rentals receivable from subleases under the Company' capital leases at December 31, 1996 amounted to $621,000. This amount is not included in the preceding table.

     Rental expense for all operating leases (cancellable and noncancellable) consisted of:

(In Thousands)
Year Ended December 31,
                                              1996      1995     1994
------------------------------------------------------------------------
Minimum rentals                              $14,788   $13,647  $12,664
Sublease rental income                          (243)     (250)    (237)
------------------------------------------------------------------------
  Net rental expense for operating leases    $14,545   $13,397  $12,427
-------------------------------------------  =======   =======  =======
------------------------------------------------------------------------


NOTE 9. Foreclosed Properties

     Following is a summary of the activity in foreclosed properties and the allowance for foreclosed properties:

(In Thousands)
Year Ended December 31,
                                            1996        1995        1994
---------------------------------------------------------------------------
Foreclosed properties, at January 1        $25,409     $30,845     $49,552
  Additions                                  8,649       5,659       6,059
  Sales                                     (9,821)    (11,029)    (24,696)
  Paydowns                                     (91)        (66)        (70)
---------------------------------------------------------------------------
Foreclosed properties, at December 31       24,146      25,409      30,845
---------------------------------------------------------------------------
Allowance for foreclosed properties, at
  January 1                                  8,273       8,085      10,806
  Provision                                  1,070       2,149      13,687
  Writedowns                                  (653)     (1,961)    (16,408)
---------------------------------------------------------------------------
Allowance for foreclosed properties, at
  December 31                                8,690       8,273       8,085
---------------------------------------------------------------------------
Foreclosed properties, net (included in
  other assets)                            $15,456     $17,136     $22,760
-----------------------------------------  =======     =======     =======
---------------------------------------------------------------------------


NOTE 10. Short-Term Borrowings
     Short-term borrowings are comprised of:

(In Thousands)
December 31,
                                                              1996         1995
-----------------------------------------------------------------------------------
Federal funds purchased                                      $405,820     $408,670
Securities sold under agreements to repurchase                502,055      633,281
-----------------------------------------------------------------------------------
  Total federal funds purchased and securities
    sold under agreements to repurchase                       907,875    1,041,951
-----------------------------------------------------------------------------------
Commercial paper                                               32,873       33,082
Other                                                          39,401       54,963
-----------------------------------------------------------------------------------
  Total other short-term borrowings                            72,274       88,045
-----------------------------------------------------------------------------------
  Total                                                      $980,149   $1,129,996
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
                                     December     Rate     Outstanding    Balance
-----------------------------------------------------------------------------------
Federal funds purchased:
  1996                                   5.40 %     5.35 %   $246,605     $405,820
  1995                                   5.73       5.94      249,149      408,670
  1994                                   5.56       3.94      227,194      410,848
Securities sold under agreements to repurchase:
  1996                                   4.95       5.01      691,024      836,004
  1995                                   5.40       5.72      750,098    1,000,269
  1994                                   5.47       4.06      868,338    1,118,881
Commercial paper:
  1996                                   4.46       4.36       31,085       34,783
  1995                                   4.74       4.97       30,542       35,367
  1994                                   4.80       3.61       19,598       28,418
Other:
  1996                                   9.06       5.23       40,013       74,955
  1995                                   5.77       5.70       32,323       61,639
  1994                                   5.35       4.13       23,150       50,001
Total:
  1996                                   5.16 %     5.08 % $1,008,727
  1995                                   5.50       5.75    1,062,111
  1994                                   5.46       4.03    1,138,280
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

NOTE 11. MEDIUM-TERM AND LONG-TERM DEBT

     Medium-term and long-term debt consist of:

(In Thousands)
December 31,
                                                                  1996       1995
------------------------------------------------------------------------------------
Medium-term debt:
  Subsidiary bank:
    Bank notes:
      4.785%, due February 15, 1996                                  $--   $150,000
      5.00%, due June 17, 1996                                        --    102,250
--------------------------------------------------------------  --------------------
        Total bank notes                                             $--    252,250
--------------------------------------------------------------  --------------------
    Federal Home Loan Bank borrowings:
      6.025%, due May 3, 1996                                         --     47,700
      7.54%, due November 27, 1996                                    --     46,200
      7.686%, due February 3, 1997                                26,800     26,800
      6.51%, due May 12, 1997                                      4,000      4,000
      6.44%, due June 6, 1997                                     18,500     18,500
      Floating rate, due June 6, 1997                             25,000     25,000
      6.39%, due June 10, 1997                                    25,000     25,000
      Floating rate, due June 23, 1997                            25,000     25,000
      6.57%, due August 8, 1997                                   46,600     46,600
      7.69%, due November 10, 1997                                 2,500      2,500
      8.31%, due January 2, 1998                                   1,500      1,500
      8.05%, due January 5, 1998                                   4,800      4,800
      Floating rate, due February 6, 1998                         50,000         --
      Floating rate, due May 7, 1998                              43,800         --
      6.63%, due May 12, 1998                                     19,600     19,600
      Floating rate, due November 29, 1999                        42,280         --
      5.924%, due June 5, 2000                                    50,000     50,000
      5.63%, due January 22, 2001                                  7,200         --
      5.95%, due December 11, 2003                                 7,500      7,500
--------------------------------------------------------------  --------------------
        Total Federal Home Loan Bank borrowings                  400,080    350,700
--------------------------------------------------------------  --------------------
        Total medium-term debt                                   400,080    602,950
--------------------------------------------------------------  --------------------
Long-term debt:
  Central Fidelity Banks, Inc. (Parent Company):
    Subordinated notes due November 15, 2002                     150,000    150,000
  Subsidiary bank:
    Mortgage notes at various interest rates                         324        386
--------------------------------------------------------------  --------------------
        Total long-term debt                                     150,324    150,386
--------------------------------------------------------------  --------------------
        Total                                                   $550,404   $753,336
--------------------------------------------------------------  ========   ========
------------------------------------------------------------------------------------

     The interest payments on fixed rate Federal Home Loan Bank borrowings are payable monthly. The floating interest rate is determined quarterly, based on 3-month LIBOR minus a spread, and interest payments are due quarterly.

     The subordinated notes due November 15, 2002 are subordinated to all existing and future senior indebtedness of the Company. The notes bear interest at 8.15% per annum, payable semi-annually on May 15 and November 15. The notes are not redeemable prior to maturity.

     Scheduled principal payments of the medium-term and long-term debt at December
31, 1996 are:

(In Thousands)

------------------------------------------------------------------------------------
1997                                                                       $173,467
1998                                                                        119,774
1999                                                                         42,360
2000                                                                         50,081
2001                                                                          7,211
Later years                                                                 157,511
-------------------------------------------------------------------------  ---------
  Total                                                                    $550,404
-------------------------------------------------------------------------  ========
------------------------------------------------------------------------------------
</Table





NOTE 12. Income Taxes

     The components of income tax expense (benefit) are:

(In Thousands)
Year Ended December 31,
                                                        1996     1995     1994
---------------------------------------------------------------------------------
Current taxes - federal                                $53,585  $47,028  $37,784
Deferred taxes - federal                                  (911)   2,024    1,272
---------------------------------------------------------------------------------
  Income tax expense                                   $52,674  $49,052  $39,056
------------------------------------------------------ =======  =======  =======
---------------------------------------------------------------------------------

     The differences between income tax computed by applying the federal statutory rate to income before income taxes and the actual tax provision are shown below:

(In Thousands)
Year Ended December 31,
                                                        1996     1995     1994
---------------------------------------------------------------------------------
Income tax at federal statutory rate                      35.0%    35.0%    35.0%
Increase (decrease) in taxes resulting from:
    Tax-exempt interest                                   (2.1)    (2.6)    (3.7)
    Other, net                                            (1.0)    (0.6)     0.2
---------------------------------------------------------------------------------
      Net decrease in taxes                               (3.1)    (3.2)    (3.5)
---------------------------------------------------------------------------------
      Income tax expense                                  31.9%    31.8%    31.5%
------------------------------------------------------  ======   ======   ======
---------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and
1995 are presented below:

(In Thousands)
December 31,
                                                                 1996     1995
---------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan and other real estate losses               $36,977  $36,831
  Employee benefit liabilities                                    8,823    8,822
  Other                                                           5,208    3,127
---------------------------------------------------------------------------------
    Total deferred tax assets                                    51,008   48,780
---------------------------------------------------------------------------------
Deferred tax liabilities:
  Securities transactions                                         6,957    6,485
  Deferred loan fees and costs                                    1,295      494
  Leases                                                            840      641
  Prepaid expenses                                                1,367    1,284
  Unrealized gains on securities available for sale, net          4,967   12,850
  Other                                                             986    1,224
---------------------------------------------------------------------------------
    Total deferred tax liabilities                               16,412   22,978
---------------------------------------------------------------------------------
    Net deferred tax asset (included in other assets)           $34,596  $25,802
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


NOTE 13. PREFERRED AND COMMON STOCK

     The Company is authorized to issue two classes of preferred stock:
200,000 shares of preferred stock, par value $100 per share; and 4,000,000 shares of 1983 preferred stock, par value $25 per share.
Both classes are issuable in series, and have such rights, including voting and conversion rights, preferences and terms as determined by the Board of Directors at the time of issuance. As of December 31, 1996, no shares of either class were outstanding.

     The Company is authorized to issue 100,000,000 shares of common stock, par value $5 per share, of which 59,378,319 shares were outstanding as of December 31, 1996. Each share of common stock also represents one preferred share purchase right ("Right") under the terms of the Company's Rights Agreement dated May 3, 1989, as amended and restated in its entirety on November 9, 1994 (the "Rights Agreement"). Each Right entitles its registered holder to purchase from the Company, after the Distribution Date (as defined in the Rights Agreement), one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $25 per share, for $110 (the "Purchase Price"). The Purchase Price and the number of Rights outstanding, or in certain circumstances the securities purchasable upon exercise of the Rights, are subject to adjustment from time to time to prevent dilution in the event of a common stock dividend on or a subdivision or a combination into a smaller number of shares of common stock, or the issuance or distribution of any securities or assets in respect of, in lieu of or in exchange for common stock.

     On January 10, 1996, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its common stock, approximately 5% of its outstanding shares, over an 18 to 24 month period. On May 8, 1996, the remaining shares available for purchase under the repurchase program were adjusted to reflect the 3-for-2 stock split-up in the form of a stock dividend declared by the Board. The repurchased shares may be used for general corporate purposes. Purchases under the repurchase program may be discontinued or interrupted at any time. During 1996, a total of 1,299,000 pre-split and post-split shares were repurchased by the Company under the program.

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

     The following table sets forth the plan's funded status and amount recognized in the Company's Consolidated Balance Sheet:

(In Thousands)
December 31,
                                                    1996       1995
-----------------------------------------------------------------------
Accumulated and vested benefit obligation          ($53,758)  ($45,968)
-------------------------------------------------   =======    =======
Projected benefit obligation                       ($72,961)  ($63,820)
Plan assets at fair value                            75,824     59,829
----------------------------------------------------------- ----------
Plan assets over (under) projected benefit
  obligation                                          2,863     (3,991)
Unrecognized net loss from past experience            8,679     12,059
Prior service cost not yet recognized                  (411)      (497)
Unrecognized net asset being recognized
  over 15 years                                        (811)    (1,014)
----------------------------------------------------------- ----------
    Prepaid  pension cost                           $10,320     $6,557
-------------------------------------------------    ======     ======
-----------------------------------------------------------------------

     Net pension cost included the following components:

(In Thousands)
Year Ended December 31,
                                          1996      1995       1994
-----------------------------------------------------------------------
Service cost                              $3,317     $2,582     $2,679
Interest cost                              4,874      4,189      3,525
Actual (return) loss  on plan assets     (11,151)   (10,044)       705
Net amortization and deferral              5,755      6,045     (4,635)
----------------------------------------------------------- ----------
    Total pension expense                 $2,795     $2,772     $2,274
---------------------------------------   ======     ======     ======
-----------------------------------------------------------------------

     In determining the actuarial present value of the projected benefit obligation, the weighted-average discount rate used was 7.75% for 1996 and 1995, and rate of increase in future compensation levels used was 4.00% for 1996 and 5.50% for 1995. The expected long-term rate of return on assets was 9.25% for
1996 and 9.00% for1995.

     The plan assets at December 31, 1996 included 310,519 shares of the common stock of the Company having a market value of approximately $7,996,000 or 11% of the total market value of the plan assets at that date. The plan received
$261,000 in dividends on these shares during 1996.

     The Company's pension plan provides that the benefits payable to retirees are based on years of service and levels of compensation. The Internal Revenue Code contains limits on the annual benefits that a retiree may receive from a qualified defined benefit plan. For 1997 the maximum amount that a qualified plan may pay out to a retiree is $125,000.

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

(In Thousands)
December 31,
                                                    1996       1995
-----------------------------------------------------------------------
Accumulated and vested benefit obligation          ($14,559)  ($11,755)
-------------------------------------------------   =======    =======
Projected benefit obligation                       ($17,933)  ($14,241)
Plan assets at fair value                                --         --
-----------------------------------------------------------------------
Plan assets under projected benefit obligation      (17,933)   (14,241)
Unrecognized net (gain) loss from past experience     2,702       (264)
Prior service cost not yet recognized                 1,107      1,299
Unrecognized net asset being recognized
  over 15 years                                       4,770      5,219
-----------------------------------------------------------------------
    Accrued pension cost                            ($9,354)   ($7,987)
-------------------------------------------------    ======     ======
-----------------------------------------------------------------------

     Net pension cost for this supplemental plan included the following components:

(In Thousands)
Year Ended December 31,
                                          1996      1995       1994
-----------------------------------------------------------------------
Service cost                                $436       $353       $282
Interest cost                              1,070      1,000        957
Net amortization and deferral                664        488        659
-----------------------------------------------------------------------
    Total pension expense                 $2,170     $1,841     $1,898
---------------------------------------   ======     ======     ======
-----------------------------------------------------------------------

     In determining the actuarial present value of the projected benefit obligation, the weighted-average discount rate used was 7.75% for 1996 and 1995, and the rate of increase in future compensation levels used was 4.00% for 1996 and 5.50% for
1995.

     Under the provisions of its Stock and Thrift Plan, the Company matches at least
50% of employee contributions to the plan. Additional matching contributions are made by the Company based upon attainment of defined earnings levels. There were no additional matching contributions made in 1996, 1995 or 1994. The Company contributed $2,657,000, $2,581,000 and $2,429,000 in 1996, 1995 and 1994,
respectively, as its matching share.

     The Company provides the Medicare carve-out health insurance coverage to its qualifying retirees (the "Plan"). Participants in this Plan are retired employees and active employees who are age 45 and have completed 10 full years of service.

     The following table sets forth the Plan's funded status and amount recognized in the Company's Consolidated Balance Sheet:

(In Thousands)
December 31,
                                                    1996       1995
-----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees and spouses                             ($13,287)  ($12,670)
  Eligible active participants                       (3,144)    (2,741)
  Other active participants                          (4,437)    (3,349)
-----------------------------------------------------------------------
    Total accumulated postretirement benefit
      obligation                                    (20,868)   (18,760)
Plan assets at fair value                                --         --
Total unrecognized loss                              (1,135)    (1,905)
Unrecognized transition obligation                   13,242     14,070
-----------------------------------------------------------------------
    Net postretirement benefit liability            ($8,761)   ($6,595)
-------------------------------------------------   =======    =======
-----------------------------------------------------------------------

     The net postretirement benefit cost included the following components:

(In Thousands)
Year Ended December 31,
                                          1996      1995       1994
-----------------------------------------------------------------------
Service cost                              $1,054       $667     $1,031
Interest cost                              1,408      1,649      1,434
Net amortization and deferral                825        828        828
-----------------------------------------------------------------------
    Total postretirement benefit
      expense                             $3,287     $3,144     $3,293
---------------------------------------   ======     ======     ======
-----------------------------------------------------------------------
     The assumed health care cost trend rates used to measure the expected cost of benefits under the Plan for 1996 and 1997 are 8.40% and 8.20%, respectively. This rate gradually declines to 6.03% for the year 2005 and remains at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% In 1996 and 1995. The Plan is not compensation based, accordingly, changes in participants' compensation have no effect upon the Plan.
Should the health care cost trend increase by 1%, the service and interest cost and the accumulated benefit obligation would increase by $482,000 and $2,775,000, respectively.



NOTE 15. Stock Option and Stock Incentive Plans

     The Company has five stock option plans which provide for the granting of options to key executives and employees of the Company and its subsidiaries to purchase shares of the Company's common stock at the fair value at date of grant.
The 1986 Incentive Stock Option Plan ("1986 Plan"), 1988 Incentive Stock Option Plan
("1988 Plan"), 1991 Incentive Stock Option Plan ("1991 Plan"), 1993 Incentive Stock
Option Plan ("1993 Plan"), and the 1995 Stock Incentive Plan ("1995
Plan"), provide for the granting of stock options for 675,000 shares each for the
1986 Plan, 1988 Plan and 1991 Plan, 750,000 shares  for the 1993 Plan, and 2,625,000 shares for the 1995 Plan, of the Company's common stock.

     Under the terms of the 1995 Plan, all present and future employees are eligible to receive awards under the 1995 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards.

     Each option granted is exercisable within ten years from date of grant. The
1986 Plan, 1988 Plan, 1991 Plan, 1993 Plan and 1995 Plan will terminate February 4,
1996, February 2, 1998, March 12, 2001, March 12, 2003, and May 9, 2005,
respectively.

     A summary of activity in the stock option plans follows:
                       Options               Weighted-
                      Available   Options     Average
                      for Grant Outstanding Exercise Price
--------------------------------------------------------
Balance, December 31,   754,508   3,187,070      $12.08

  Granted              (706,050)    706,050       17.50
  Exercised                  --    (436,926)       8.60
  Cancelled              14,025     (14,025)      16.89
-----------------------------------------------
Balance, December 31,
  1994                   62,483   3,442,169      $13.80

  Adoption of 1995
    Plan              2,625,000          --          --
  Granted               (60,375)     60,375       17.68
  Exercised                  --    (561,846)       9.38
  Cancelled              27,075     (27,075)      17.81
-----------------------------------------------
Balance, December 31,
  1995                2,654,183   2,913,623      $14.76

  Granted              (709,475)    709,475       21.55
  Exercised                  --    (520,594)      12.71
  Cancelled              14,850     (14,850)      17.72
-----------------------------------------------
Balance, December 31,
  1996                1,959,558   3,087,654      $16.67
----------------------=========   =========
--------------------------------------------------------

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:
                           Options Outstanding and Exercisable
                      ----------------------------------
                        Number   Weighted-   Weighted-
                          Of      Average     Average
Range of Exercise       Shares  Contractual Exercise Price
  Prices
--------------------------------------------------------
      $7 to $10         614,974           3       $8.56
      $14 to $20      1,734,105           6       17.39
      $21 to $26        738,575           9       21.53
                      ----------
      $7 to $26       3,087,654           6      $16.67
                      ==========
--------------------------------------------------------

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates consistent with the methods of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of SFAS 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. The pro forma disclosures shown may not be representative of the effects on reported net income in future years.

(In Thousands, except per share)
Year Ended December 31,
                                    1996        1995
--------------------------------------------------------
Net income:
     As reported                   $112,702    $105,370
     Pro forma                      110,218     105,160

Earnings per share:
     As reported                      $1.89       $1.77
     Pro forma                         1.85        1.76
--------------------------------------------------------
     The purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-
pricing model with the following weighted-average assumptions for the 1996 and 1995 grants, respectively: dividend yields of 3.5% for 1996 and 1995, expected volatility of 38% and 42%, risk free interest rates of 5.7% and 5.4%, and expected lives of 5.1 years and 5.2 years. The weighted average fair value at the date of grant of each option granted in 1996 and 1995 was $7.15 and $7.04, respectively.


NOTE 16. Other Information

  The principal components of "Interest on deposits," "Other income" and "Other expense" in the Statement of Consolidated Income are:

(In Thousands)
Year Ended December 31,
                                          1996        1995        1994
-------------------------------------------------------------------------
Interest on deposits:
  Interest checking                      $14,066     $15,163     $15,802
  Regular savings                         19,637      20,666      23,723
  Consumer certificates                  229,535     225,832     156,610
  Money market accounts                   41,105      43,300      33,133
  Certificates of deposit $100,000 and
    over                                  17,844      14,764      14,364
-------------------------------------   ---------   ---------   ---------
    Total                               $322,187    $319,725    $243,632
-------------------------------------   =========   =========   =========
Other income:
  Gain on sale of out-of-state bank card
    portfolio                                $--         $--     $11,400
  Other (includes no items in excess of 1%
    of total revenue)                     31,204      26,329      25,339
-------------------------------------   ---------   ---------   ---------
    Total                                $31,204     $26,329     $36,739
-------------------------------------   =========   =========   =========
Other expense:
  Telecommunications and postage expense $10,422      $9,623      $8,708
  Other (includes no items in excess of 1%
    of total revenue)                     44,704      39,713      40,325
-------------------------------------   ---------   ---------   ---------
    Total                                $55,126     $49,336     $49,033
-------------------------------------   =========   =========   =========
-------------------------------------------------------------------------

NOTE 17. Off-Balance-Sheet Items, Commitments and Contingent
           Liabilities

  In the normal course of business, there are outstanding various financial instruments which involve elements of credit and interest rate risk, to varying degrees, that are not recognized in the Consolidated Balance Sheet. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps, options and forward and exchange rate contracts.

  At December 31, 1996 and 1995, the Company had outstanding loan commitments of $2,964,951,000 and $1,271,035,000, and standby letters of credit approximating $223,415,000 and $218,208,000, respectively. To meet the financing needs of its customers, the Company controls and monitors the credit risk of these financial instruments through credit approvals, limits, and the same credit policy procedures as it does for on-balance-sheet instruments.
No material losses are anticipated as a result of these transactions. The Company's loan portfolio is comprised of credit extensions principally to customers in the Commonwealth of Virginia.

  The notional value of total interest rate swaps at December 31, 1996 and 1995 approximated $331,150,000 and $554,800,000, respectively. To hedge against interest rate risk, the Company's swap portfolio consists of $250,000,000 of receive fixed-pay variable swaps which were used primarily to convert fixed rate borrowings to a variable rate and variable rate commercial loans to fixed rate, and $72,150,000 of pay fixed-receive variable swaps used to lock in certain fixed rate funding costs and convert certain fixed rate commercial loans to variable rate. In addition, the Company has also entered into interest rate swap agreements to accommodate the needs of commercial customers. In order to offset the interest rate risk of customer swaps, the Company has executed offsetting transactions with third parties. The notional amount of customer-related swap transactions was $9,000,000 and $8,000,000 at December 31, 1996 and 1995, respectively.
The fair value of total interest rate swaps was an unrealized gain of approximately $3,000,000 and $6,600,000 at December 31, 1996 and 1995,
respectively.

  Financial derivatives may expose the Company to credit risk to the extent of the fair value gain of an instrument should the counterparty default on its obligation to perform. The Company seeks to reduce credit risk by dealing only with highly rated counterparties and by setting exposure limits based on independent industry ratings from the major rating agencies and other relevant criteria. Furthermore, the Company uses bilateral netting agreements and collateral arrangements to reduce credit risk. Collateral is delivered by either party when the fair value of the transaction exceeds established thresholds of credit risk. At year-end 1996, the Company had net credit risk of $3.9 million to one counterparty. This exposure was below the threshold for receiving collateral. Of the transactions that had negative fair values at year-end 1996, none were above threshold levels requiring the Company to deliver collateral.

  The Company also periodically enters into options, forwards and exchange rate contracts. Such amounts were not material in 1996 or 1995.

  There are also legal proceedings from time to time pending against the Company and its subsidiaries arising during the normal course of business. In the opinion of management, after consultation with legal counsel, liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial position or results of operations.



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

  The carrying amount and fair value of commitments and standby letters of credit were not material at December 31, 1996 and December 31, 1995.

  The carrying amount and fair value of financial instruments as of December 31, 1996 and December 31, 1995 are as follows:

(In Thousands)                           Carrying       Fair
                                          Amount       Value
---------------------------------------------------------------
December 31, 1996:
Financial assets:
  Cash and due from banks                $304,661     $304,661
  Temporary investments                   150,576
  Securities available for sale         3,069,624
  Loans, net                            6,606,836    6,565,771

Financial liabilities:
  Deposits                              8,071,454    8,115,019
  Short-term borrowings                   980,149
  Medium-term notes and FHLB borrowings   400,080      399,911
  Long-term debt and capitalized lease
    obligations                           157,658      170,628

Interest rate swaps                            --        3,045

December 31, 1995:
Financial assets:
  Cash and due from banks                $338,580     $338,580
  Temporary investments                   233,156
  Securities available for sale         3,629,887
  Loans, net                            6,206,813    6,198,405

Financial liabilities:
  Deposits                              7,985,898    8,044,645
  Short-term borrowings                 1,129,996
  Medium-term notes and FHLB borrowings   602,950      610,356
  Long-term debt and capitalized lease
    obligations                           158,132      172,216

Interest rate swaps                            --        6,564
---------------------------------------------------------------


Note 19. Capital Requirements

     Central Fidelity National Bank (the "Bank"), the principal subsidiary of
Central Fidelity Banks, Inc., is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action ("PCA"), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined),
and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     The most recent notification from the Office of the Comptroller of the
Currency, the Bank's primary regulator, categorized the Bank as well capitalized under the regulatory framework for PCA. To be categorized as well capitalized the
Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Bank's category is determined solely for the purposes of applying PCA and that category may not constitute an accurate representation of the Bank's overall financial condition or prospects. There are no conditions or events since that notification that management believes have changed the Bank's capital adequacy category.

The regulatory framework for PCA is applicable only to banks and not to bank holding companies and their non-bank subsidiaries.

                                                             Minimum Ratio
                                                             To Be Considered
                                                   For Capital Well Capitalized
(In Thousands)                          Actual      Adequacy     Under
December 31, 1996                  Amount    Ratio  Purposes   PCA Provisions
---------------------------------------------------------------------------
Total risk-weighted assets:
      Consolidated               $7,708,300     --        --            --
      Subsidiary bank            $7,708,408     --        --            --
Total average assets:
      Consolidated              $10,278,396     --        --            --
      Subsidiary bank           $10,244,113     --        --            --
Total capital (to risk-weighted assets):
      Consolidated               $1,024,735  13.29%      8.0%     N/A
      Subsidiary bank              $995,337  12.91%      8.0%         10.0%
Tier 1 capital (to risk-weighted assets):
      Consolidated                 $778,213  10.09%      4.0%     N/A
      Subsidiary bank              $748,814   9.71%      4.0%          6.0%
Tier 1 capital (to average assets):
      Consolidated                 $778,213   7.57%      4.0%     N/A
      Subsidiary bank              $748,814   7.31%      4.0%          5.0%
---------------------------------------------------------------------------
December 31, 1995
---------------------------------------------------------------------------
Total risk-weighted assets:
      Consolidated               $7,488,748     --        --            --
      Subsidiary bank            $7,477,783     --        --            --
Total average assets:
      Consolidated              $10,458,004     --        --            --
      Subsidiary bank           $10,413,711     --        --            --
Total capital (to risk-weighted assets):
      Consolidated                 $982,658  13.12%      8.0%     N/A
      Subsidiary bank              $955,613  12.78%      8.0%         10.0%
Tier 1 capital (to risk-weighted assets):
      Consolidated                 $738,846   9.87%      4.0%     N/A
      Subsidiary bank              $711,936   9.52%      4.0%          6.0%
Tier 1 capital (to average assets):
      Consolidated                 $738,846   7.06%      4.0%     N/A
      Subsidiary bank              $711,936   6.84%      4.0%          5.0%
---------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

KPMG Peat Marwick LLP
Certified Public Accountants

Suite 1900
1021 East Cary Street
Richmond, Virginia 23219-4023


The Board of Directors and Shareholders
Central Fidelity Banks, Inc.:

     We have audited the accompanying consolidated balance sheet of Central Fidelity Banks, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders' equity for each of the years in the three-year period ended December 31, 1996, and the consolidated bank balance sheet of the subsidiary bank of Central Fidelity Banks, Inc. as of December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Fidelity Banks, Inc. and subsidiaries as of December 31, 1996 and 1995, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, and the consolidated bank balance sheet referred to above presents fairly, in all material respects, the financial position of the subsidiary bank of Central Fidelity Banks, Inc. as of December 31, 1996 and 1995, all in conformity with generally accepted accounting principles.

January 15, 1997


1996 GRAPH MATERIAL
CENTRAL FIDELITY BANKS, INC.


                                            1992       1993       1994       1995
1996
                                          ---------  ---------  ---------  ---------
---------

Average Earning Assets (In Millions of Dollars)
    Average Securities and Other Earning
      Assets                                 3,206      4,139      3,699      3,715
3,367
    Average Loans                            3,731      4,250      5,322      5,999
6,486

    Total Average Earning Assets             6,937      8,389      9,021      9,714
9,853


Net Interest Margin
    Yield on Earning Assets                   8.51%      7.43%      7.46%      8.03%
8.08%
    Rate on Interest-bearing Liabilities
      (Relative to Earning Assets)            4.11%      3.45%      3.67%      4.45%
4.20%

    Net Interest Margin                       4.40%      3.98%      3.79%      3.58%
3.88%


Average Loans (In Millions of Dollars)       3,731      4,250      5,322      5,999
6,486


Loan Yields                                   9.52%      8.56%      8.35%      8.85%
8.86%


Loan Loss Coverage (In Millions of Dollars)
    Provision for Loan Losses                 99.8       79.5       24.4       26.7
43.9

    Net Loan Charge-offs                      59.0       76.3       19.4       26.7
43.9


Allowance for Loan Losses (In Millions of
  Dollars)                                    101.8      105.0      110.0      110.0
110.0


Allowance for Loan Losses as a Percentage
  of Net Loans                                2.58%      2.18%      1.91%      1.74%
1.64%


Year-End Securities Mix
    U.S. Treasury and Agency Securities         --         --       14.0%      11.0%
12.0%
    Mortgage-Backed Securities                  --         --       40.0%      36.0%
37.0%
    CMOs                                        --         --       27.0%      27.0%
24.0%
    Asset-Backed Securities                     --         --       13.0%      21.0%
21.0%
    Other Securities                            --         --        6.0%       5.0%
6.0%


Year-End Funding Mix
    Deposits                                    --         --       78.0%      81.0%
84.0%
    Short-term Borrowings                       --         --       12.0%      11.0%
10.0%
    Medium-term Borrowings                      --         --        9.0%       6.0%
4.0%
    Long-term Debt                              --         --        1.0%       2.0%
2.0%


Interest-Bearing Deposit Rates                4.87%      4.09%      4.11%      4.81%
4.71%


Average Deposits (In Millions of Dollars)
    Interest-bearing Deposits                5,181      5,846      5,921      6,644
6,836
    Noninterest-bearing Deposits               734        840        903        929
1,038

    Total                                    5,915      6,686      6,824      7,573
7,874


Net Income (In Millions of Dollars)           78.5      102.9       84.9      105.4
112.7


Earnings and Dividends Per Share
    Earnings Per Share                       $1.50      $1.77      $1.45      $1.77
$1.89

    Dividends Per Share                      $0.55      $0.68      $0.76      $0.79
$0.86


Book Value Per Share                         10.44      12.41      10.56      13.71
14.26


Average Shareholders' Equity (In Millions
  of Dollars)                                503.3      646.8      667.2      753.4
819.9


Summary

     Net income for 1996 was $112.7 million, an increase of 7.0% from the $105.4 million reported for 1995. On a per share basis, net income was $1.89, a 6.8% increase from $1.77 for 1995.

     Net interest income, on a taxable equivalent basis, was $382.4 million, an increase of 10.1% from $347.3 million in 1995. Noninterest income was $85.9 million compared to $79.7 million in 1995, an increase of 7.8%. Noninterest expense increased 5.8% to $251.9 million compared to $238.2 million in 1995. The increase in noninterest expense for 1996 was impacted by the special Savings Association Insurance Fund (SAIF) assessment in the amount of $4.0 million, or $.04 per share for the year. The assessment was a one-time charge by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the SAIF, and was assessed on deposits acquired from SAIF-insured entities. Another contributing factor was a $2.3 million charge associated with certain severance arrangements. As a result of higher consumer loan charge-offs during 1996, the provision for loan losses was $43.9 million, representing an increase of 64.2% from $26.7 million in 1995.

     Earning assets averaged $9.9 billion, compared to $9.7 billion in 1995, an increase of 1.4%. Total loans increased $486.2 million, or 8.1% from 1995, averaging $6.5 billion. Consumer loan categories accounted for the majority of the loan growth. Securities available for sale declined 9.4% to an average of $3.3 billion in 1996. Trading account securities averaged $1.9 million, reflecting an increase of 72.7%. Money market investments declined 7.6% to an average of $95.9 million.

     Interest-bearing liabilities averaged $8.5 billion, down $31.3 million from 1995. Interest-bearing deposits increased 2.9% to an average of $6.8 billion. Certificates of deposit $100,000 and over contributed the largest growth to total average interest-bearing deposits, up 26.7%. Federal Home Loan Bank and other short-term borrowings also contributed to the growth in funding sources, up 28.2% and 13.0%, respectively. Medium-term notes, capitalized lease obligations and federal funds purchased and repos all registered declines for 1996, down 79.8%, 6.3% and 6.2%, respectively. The 79.8% decline in medium-term notes was a result of notes maturing during 1996.

     Shareholders' equity grew 8.8% to an average of $819.9 million in 1996 from $753.4 million in 1995. The return on average shareholders' equity of 13.75% declined from 13.99% in 1995. The book value of common stock per share was $14.26 at December 31, 1996, compared to $13.71 at year-end 1995, representing an increase of 4.0%. As of December 31, 1996, the closing price of the Company's common stock was $25.75, which represents a market to book value ratio of 181%.


----------------------------------------------------------------------------------
TABLE 1  Changes in Earnings Per Share
                                                  1996/1995  1995/1994    1994/199
----------------------------------------------------------------------------------
Net income for 1995, 1994 and 1993, respectively      $1.77      $1.45      $1.77

Increase (decrease) attributable to:
  Net interest income                                  0.60       0.09       0.18
  Provision for loan losses                           (0.29)     (0.04)      0.98
  Noninterest income                                   0.10       0.36      (1.17)
  Noninterest expense                                 (0.23)      0.12      (0.38)
  Income taxes                                        (0.06)     (0.18)      0.10
  Average shares outstanding                             --      (0.03)     (0.03)
----------------------------------------------------------------------------------
    Net increase (decrease)                            0.12       0.32      (0.32)
----------------------------------------------------------------------------------

Net income for 1996, 1995 and 1994, respectively      $1.89      $1.77      $1.45
-------------------------------------------------   =======    =======    =======
----------------------------------------------------------------------------------


-------------------------------------------------------------------------
TABLE 2  Selected Ratios

Year Ended December 31,
                                          1996       1995       1994
-------------------------------------------------------------------------
Percentage of net income to:
  Average shareholders' equity             13.75 %    13.99 %    12.72 %
  Average total assets                      1.09       1.03       0.89
Percentage of dividends per share
  to net income per share                  45.50      44.63      52.41
Percentage of average total shareholders' equity
  to average total assets                   7.91       7.36       7.01
-------------------------------------------------------------------------


------------------------------------------------------------------------------------
------------------------
TABLE 3  Selected Financial Data

(In Thousands, except share and per share data)
Percent

Change
--------------------
                                 1996        1995       1994       1993       1992
1996/1995  1995/1994
------------------------------------------------------------------------------------
------------------------
Results of Operations (Taxable
  Equivalent Basis)
  Interest income               $795,787    $779,626   $672,694   $623,504
$590,087      2.1 %     15.9 %
  Interest expense               413,353     432,295    330,691    289,731
285,697     (4.4)      30.7
------------------------------------------------------------------------------------
--
    Net interest margin          382,434     347,331    342,003    333,773
304,390     10.1        1.6
  Provision for loan losses       43,865      26,713     24,359     79,509
99,757     64.2        9.7
------------------------------------------------------------------------------------
--
    Net income from earning
      assets                     338,569     320,618    317,644    254,264
204,633      5.6        0.9
  Noninterest income              85,915      79,675     59,238    125,920
116,411      7.8       34.5
  Noninterest expense            251,941     238,165    245,065    223,274
200,833      5.8       (2.8)
------------------------------------------------------------------------------------
-------
    Income before income taxes   172,543     162,128    131,817    156,910
120,211      6.4       23.0
  Income tax expense              59,841      56,758     46,953     53,993
41,695      5.4       20.9
------------------------------------------------------------------------------------
-------
    Net income                  $112,702    $105,370    $84,864   $102,917
$78,516      7.0 %     24.2 %
-----------------------------  =========   =========  =========  =========
=========

Per Share
  Net income                       $1.89       $1.77      $1.45      $1.77
$1.50      6.8 %     22.1 %
  Cash dividends declared          $0.86       $0.79      $0.76      $0.68
$0.55      8.9 %      3.9 %
  Average common shares
    outstanding               59,736,817  59,673,709 58,741,982 58,102,754
52,440,425      0.1        1.6
Daily Averages for the Year
  Total assets               $10,370,441 $10,230,710 $9,512,447 $8,900,247
$7,416,919      1.4 %      7.6 %
  Loans                        6,485,538   5,999,371  5,321,848  4,250,089
3,730,625      8.1       12.7
  Earning assets               9,852,500   9,713,659  9,021,290  8,389,175
6,937,150      1.4        7.7
  Deposits                     7,874,193   7,572,851  6,823,793  6,685,916
5,914,733      4.0       11.0
  Shareholders' equity           819,858     753,411    667,150    646,826
503,313      8.8       12.9
------------------------------------------------------------------------------------
------------------------


------------------------------------------------------------------------------------
----------
TABLE 4  Analysis of Changes in the Components of Net Interest Earnings (Taxable
Equivalent Basis)

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



(In Thousands)                                1996 Compared to 1995         1995
Compared to 1994
                                              Increase (Decrease) due to    Increase
(Decrease) due to
                                      Volume    Rate     Total      Volume    Rate
Total
------------------------------------------------------------------------------------
----------
Interest-earning assets:
  Loans:
    Commercial and commercial real
      estate                          $12,698  ($5,698)  $7,000      $5,778  $12,874
$18,652
    Construction                       (1,397)  (1,142)  (2,539)      1,152    4,904
6,056
    Residential real estate             1,556    3,347    4,903      14,326      459
14,785
    Consumer second mortgage            9,841     (744)   9,097       6,653    2,436
9,089
    Installment                         5,768    2,484    8,252      16,879    5,533
22,412
    Bank card                          19,360   (2,835)  16,525      15,483
(10)  15,473
------------------------------------                   -------------
---------
        Total loans                    42,498      740   43,238      58,991   27,476
86,467
  Assets available for sale:
    Securities:
      U.S. Government and agencies    (28,988)  (2,739) (31,727)     (7,273)  12,887
5,614
      States and political
        subdivisions                   (2,291)     (99)  (2,390)     (2,233)     830
(1,403)
      Other                             9,029   (1,527)   7,502      13,334    2,922
16,256
------------------------------------                   -------------
---------
                                      (22,511)  (4,104) (26,615)      3,372   17,095
20,467
    Loans                                 529        5      534         (81)      52
(29)
------------------------------------                   -------------
---------
        Total assets available for
          sale                        (22,085)  (3,996) (26,081)      3,303   17,135
20,438
  Money market investments               (454)    (679)  (1,133)     (1,989)   1,985
(4)
  Trading account securities               86       51      137          27        3
30
------------------------------------                   -------------
---------
        Total interest-earning asset  $11,193   $4,968  $16,161     $53,604  $53,327
$106,931
------------------------------------                   -------------
---------
Interest-bearing liabilities:
  Interest checking                      $771  ($1,868) ($1,097)       ($79)
($560)   ($639)
  Regular savings                        (247)    (782)  (1,029)     (2,823)
(234)  (3,057)
  Consumer certificates                 5,322   (1,619)   3,703      47,314   21,907
69,221
  Money market accounts                   185   (2,380)  (2,195)        947    9,220
10,167
  Certificates of deposit $100,000
    and over                            3,783     (703)   3,080      (2,929)   3,329
400
  Federal funds purchased and repos    (3,413)  (6,464)  (9,877)     (4,166)  17,673
13,507
  Other short-term borrowings             416     (326)      90         946      751
1,697
  Medium-term notes                   (15,171)    (299) (15,470)    (11,720)   5,628
(6,092)
  Federal Home Loan Bank borrowings     5,599     (870)   4,729      13,400      734
14,134
  Long-term debt                           (4)    (835)    (839)        (34)   2,331
2,297
  Capitalized lease obligations           (39)       2      (37)        (33)       2
(31)
------------------------------------                   -------------
---------
        Total interest-bearing
          liabilities                 ($1,585)($17,357)($18,942)    $28,289  $73,315
$101,604
------------------------------------                   -------------
---------
Net interest earnings                  $5,025  $30,078  $35,103     $25,391
($20,064)  $5,327
------------------------------------                    =======
=======
------------------------------------------------------------------------------------
----------


------------------------------------------------------------------------------------
-----------------------
TABLE 5  Average Balances and Interest Rates (Taxable Equivalent Basis)

  The following table shows the average balance sheets for each of the years ended
December 31, 1996, 1995 and 1994. In addition,  the amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities, together with the rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the  computation of yields, upon which they had an immaterial effect. Interest on earning assets is on a taxable equivalent basis,  which was computed using the federal corporate income tax rate of
35% for all three years.

(In Millions)
                                            1996                     1995
1994
------------------------------------------------------------------------------------
-----------------------
                                  Average         Yield/   Average         Yield/
Average        Yield/
                                  Balance Interest Rate    Balance Interest Rate
Balance Interest Rate
------------------------------------------------------------------------------------
-----------------------
Assets
------------------------------------------------------------------------------------
-----------------------
Interest-earning assets:
  Loans:
    Commercial and commercial
      real estate                 $2,054.2 $171.6  8.35 %  $1,903.8 $164.6  8.65 %
$1,833.1 $146.0  7.96 %
    Construction                     293.7   27.8  9.46       308.2   30.3  9.84
294.7   24.3  8.24
    Residential real estate        1,605.6  118.3  7.37     1,584.1  113.4  7.16
1,383.9   98.6  7.13
    Consumer second mortgage         680.5   65.5  9.62       578.3   56.4  9.75
509.2   47.3  9.28
    Installment                    1,039.8   89.1  8.57       971.9   80.8  8.32
764.8   58.4  7.64
    Bank card                        799.9  101.5 12.69       647.9   85.0 13.12
529.9   69.5 13.12
-----------------------------------------------------     --------------------     -
------------------
                                   6,473.7  573.8  8.86     5,994.2  530.5  8.85
5,315.6  444.1  8.35
  Assets available for sale:
    Securities:
      U.S. Government and
        agencies                   2,081.9  134.7  6.47     2,529.2  166.4  6.58
2,645.6  160.8  6.08
      States and political
        subdivisions                 105.5    8.7  8.27       133.2   11.1  8.35
160.4   12.5  7.80
      Other                        1,081.8   72.3  6.68       947.1   64.8  6.84
750.1   48.5  6.46
-----------------------------------------------------     --------------------     -
------------------
                                   3,269.2  215.7  6.60     3,609.5  242.3  6.71
3,556.1  221.8  6.24
    Loans                             11.8    0.9  7.96         5.1    0.4  7.87
6.2    0.4  6.95
-----------------------------------------------------     --------------------     -
------------------
                                   3,281.0  216.6  6.60     3,614.6  242.7  6.71
3,562.3  222.2  6.24
  Money market investments            95.9    5.2  5.39       103.8    6.3  6.07
142.6    6.3  4.42
  Trading account securities           1.9    0.2 12.09         1.1    0.1  8.37
0.8    0.1  7.98
-----------------------------------------------------     --------------------     -
------------------
      Total interest-earning
        assets                     9,852.5 $795.8  8.08 %   9,713.7 $779.6  8.03 %
9,021.3 $672.7  7.46 %
-------------------------------------------======         ----------======         -
--------======
Noninterest-earning assets:
  Cash and due from banks            251.2                    278.4
270.7
  Premises and equipment, net        154.5                    149.0
145.7
  Other assets                       222.2                    199.6
184.7
  Allowance for loan losses         (110.0)                  (110.0)
(110.0)
-------------------------------------------               ----------               -
--------
      Total assets               $10,370.4                $10,230.7
$9,512.4
---------------------------------=========                =========
=======


Liabilities and Shareholders' Equity

------------------------------------------------------------------------------------
-----------------------
Interest-bearing liabilities:
  Interest checking                 $694.9  $14.1  2.02 %    $660.1  $15.2  2.30 %
$663.4  $15.8  2.38 %
  Regular savings                    733.6   19.6  2.68       742.5   20.7  2.78
843.9   23.7  2.81
  Consumer certificates            4,039.9  229.5  5.68     3,946.4  225.8  5.72
3,088.7  156.6  5.07
  Money market accounts            1,040.4   41.1  3.95     1,035.9   43.3  4.18
1,007.8   33.1  3.29
  Certificates of deposit $100,00
    and over                         327.5   17.9  5.45       258.5   14.8  5.71
316.9   14.4  4.53
  Federal funds purchased and
    repos                            937.6   47.8  5.10       999.3   57.7  5.77
1,095.5   44.2  4.03
  Other short-term borrowings         71.1    3.5  4.85        62.9    3.3  5.34
42.7    1.7  3.89
  Medium-term notes                   65.4    3.8  5.87       323.5   19.3  5.97
537.7   25.4  4.72
  Federal Home Loan Bank
    borrowings                       399.1   25.3  6.33       311.2   20.5  6.60
107.2    6.4  5.98
  Long-term debt                     150.4   10.1  6.74       150.4   11.0  7.30
151.0    8.7  5.75
  Capitalized lease obligations        7.5    0.7  8.88         8.0    0.7  8.85
8.3    0.7  8.82
-----------------------------------------------------     --------------------     -
------------------
      Total interest-bearing
        liabilities                8,467.4 $413.4  4.88 %   8,498.7 $432.3  5.09 %
7,863.1 $330.7  4.21 %
-------------------------------------------======         ----------======         -
--------======
Noninterest-bearing liabilities:
  Demand deposits                  1,037.9                    929.4
903.2
  Other                               45.2                     49.2
78.9
------------------------------------------------          ---------------          -
------------
                                   1,083.1                    978.6
982.1
Shareholders' equity                 819.9                    753.4
667.2
------------------------------------------------          ---------------          -
------------
      Total liabilities and
        shareholders' equity     $10,370.4                $10,230.7
$9,512.4
---------------------------------=========                =========
=======
Net interest earnings                      $382.4                   $347.3
$342.0
---------------------------------          ======                   ======
======
Net interest spread                                3.20 %                   2.94 %
3.25 %
---------------------------------                  ====                     ====
====
Net interest margin                                3.88 %                   3.58 %
3.79 %
---------------------------------                  ====                     ====
====
Fees included in loan income                 $9.3                    $10.4
$13.1
---------------------------------          ======                   ======
======
Taxable equivalent adjustment                $7.2                     $7.7
$7.9
---------------------------------          ======                   ======
======
------------------------------------------------------------------------------------
-----------------------

Net Interest Income

     Net interest income, the primary source of the Company's earnings, is the amount by which interest and fee income earned on earning assets exceeds interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities available for sale, money market investments and trading account securities. Interest-bearing liabilities consist of deposits and borrowings. Net interest income is impacted by the volume, mix and the general level of interest rates among earning assets and interest-bearing liabilities.

     On a taxable equivalent basis, net interest income for 1996 was $382.4 million, representing a 10.1% increase over 1995. The net interest margin was 3.88% for 1996, up 30 basis points from 3.58% in 1995. The growth in net interest income and net interest margin during 1996 were impacted by the higher yield on average earning assets and a reduced cost of average interest-bearing liabilities. For 1996, average earning assets grew $138.8 million, or 1.4%. Interest earned on average earning assets increased $16.2 million to $795.8 million, an increase of 2.1% from 1995. The yield on average earning assets increased a modest 5 basis points. Average interest-bearing liabilities and interest expense declined $31.3 million and $18.9 million, respectively, as compared to 1995. The cost on average interest-bearing liabilities declined 21 basis points during 1996.

     During 1996, the Company's interest rate swap activities resulted in declines in interest income of $1.9 million and interest expense of $1.5 million compared to a $2.2 million decrease in interest income and an increase of $1.7 million in interest expense for 1995. The Company's interest rate swap activities resulted in reductions of net interest income of $395,000 during 1996 and $3.9 million for 1995.

     In 1996, total loans grew $486.2 million, or 8.1% to an average of $6.5 billion. The consumer loan portfolio accounted for the majority of the increase. Bank card loans rose $152.0 million, an increase of 23.5% to an average of $799.9 million. Consumer second mortgage loans increased 17.7%, averaging $680.5 million. Installment loans averaged $1.0 billion, reflecting growth of 7.0% compared to 1995. Commercial and commercial real estate loans increased 7.9%, averaging $2.1 billion when compared to $1.9 billion in 1995. Residential real estate loans rose a modest 1.8%, or $28.2 million, averaging $1.6 billion. Construction loans averaged $293.7 million, registering a decline of 4.7%, or $14.5 million. Securities available for sale averaged $3.3 billion, reflecting a decrease of 9.4% over 1995. Money market investments, consisting primarily of federal funds sold and securities purchased under agreements to resell, declined 7.6% to an average of $95.9 million. Trading account securities gained 72.7%, averaging $1.9 million In 1996.

     In 1996, core deposits increased $232.4 million to an average of $7.5 billion, an increase of 3.2%. Interest checking increased 5.3%, averaging $694.9 million. Consumer certificates increased $93.5 million to $4.0 billion on average, or 2.4% from 1995, and money market accounts grew a modest .4% to an average of $1.0 billion. Regular savings declined 1.2%, averaging $733.6 million. Certificates of deposit $100,000 and over increased 26.7% to an average of $327.5 million compared to $258.5 million in 1995. Federal Home Loan Bank borrowings and other short-term borrowings increased 28.2% and 13.0% to averages of $399.1 million and $71.1 million, respectively. As a result of notes maturing during 1996 and the use of other lower cost funding sources, medium-term notes declined 79.8%, averaging $65.4 million. Federal funds purchased and repos averaged $937.6 million, showing a 6.2% decline over 1995. Long-term debt and capitalized lease obligations declined 1996. slightly to an average of $157.9 million.

     Table 5 presents the components of net interest income on a taxable equivalent basis. Interest earned on certain tax-exempt loans and securities available for sale has been increased by an amount equivalent to the taxes that would have been paid on taxable assets at the federal statutory rate.

Loans

     Loans represent the highest yielding and largest component of earning assets. In 1996, total loans grew 8.1% to an average of $6.5 million compared to $6.0 billion in 1995. The average yield on the loan portfolio remained flat at 8.86% in 1996 from 8.85% in 1995. The average prime rate was 8.27% in 1996 compared to 8.69% 1996. in 1995.

     Commercial and commercial real estate loans averaged $2.1 billion, a 7.9% increase from $1.9 billion in 1995. The average yield was down 30 basis points to 8.35% compared to 1995. Construction loans declined 4.7%, or $14.5 million to an average of $293.7 million. The average yield of 9.46%, was down 38 basis points from 1995. The lower yields on commercial and commercial real estate and construction loans in 1996 are reflective of the lower average prime rate during 1996.

     Residential first mortgage loans averaged $1.6 billion, a slight increase of 1.8% compared to 1995. The average yield on the residential first mortgage loan portfolio increased to 7.37% from 7.16% in 1995.

     Consumer second mortgage loans, which consist of second mortgage loans and home equity lines of credit, registered a 17.7% increase over 1995, averaging $680.5 million. The average yield was 9.62%, down from 9.75% in 1995. Installment loans averaged $1.0 billion, representing growth of 7.0%. The average yield on installment loans was up 25 basis points to 8.57% in 1996. Bank card loans grew 23.5%, or $152.0 million to an average of $799.9 million. The average yield declined 43 basis points to 12.69% compared to 13.12% in 1995, and is indicative of the competitiveness in the bank card industry.

     At December 31, 1996, total commercial and construction loans due after one year were $1,069,168,000. These are fixed or predetermined interest rate loans and are categorized according to interest rate sensitivity.

     There are no foreign loans within the portfolio or credits to finance leveraged buyouts or other highly leveraged transactions.


------------------------------------------------------------------------------------
---------------------
TABLE 6  Average Loans

(In Thousands) Year Ended December 31,
Percent

Change
                                  1996         1995         1994         1993
1992    1996/1995
------------------------------------------------------------------------------------
---------------------
Commercial and commercial real
  estate                       $2,054,173   $1,903,759   $1,833,077   $1,585,135
$1,542,712      7.9 %
Construction                      293,735      308,239      294,753      331,162
422,029     (4.7)
Residential real estate         1,617,404    1,589,223    1,390,149      839,496
397,512      1.8
Consumer second mortgage          680,546      578,316      509,173      433,552
394,024     17.7
Installment                     1,039,792      971,878      764,778      619,172
559,588      7.0
Bank card                         799,888      647,956      529,918      441,572
414,760     23.5
--------------------------------------------------------------------  -----------  -
-----------------
  Total loans                  $6,485,538   $5,999,371   $5,321,848   $4,250,089
$3,730,625      8.1 %
-------------------------------==========   ==========   ==========   ==========
==========
------------------------------------------------------------------------------------
---------------------


------------------------------------------------------------------------------------
----
TABLE 7  Loan Maturities

     Scheduled principal repayments of loans outstanding for commercial and construction loans at December 31, 1996 are as follows:
(In Thousands)

------------------------------------------------------------------------------------
----
                                                        One
                                         One Year     Through    Over Five
                                          or Less    Five Years    Years
Total
------------------------------------------------------------------------------------
----
Commercial and commercial real estate   $1,090,133    $742,989    $284,752
$2,117,874
Construction                               263,547      21,661      19,766
304,974
------------------------------------------------------------------------------------
----
  Total                                 $1,353,680    $764,650    $304,518
$2,422,848
----------------------------------------==========   ==========  ==========
==========
------------------------------------------------------------------------------------
----
  As is common in the banking industry, the timing of actual principal repayments is expected to vary significantly from the scheduled repayments due to renewal of certain loans at their maturities.

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

     The allowance for loan losses at December 31, 1996 was $110.0 million, the same as year-end 1995. At December 31, 1996, the allowance for loan losses was 1.64% of loans, compared to 1.74%
at December 31, 1995. The provision for loan losses totalled $43.9 million for 1996, an increase of $17.2 million compared to $26.7 million in 1995. The increase in the provision for 1996 was prompted by a higher level of net charge-offs when compared to year-end 1995, which resulted principally from a continued trend of consumer bankruptcies in both the bank card and installment loan portfolios. Net charge-offs amounted to $43.9 million for 1996, compared with $26.7 million for 1995. The ratio of net charge-offs to average loans increased from .45% to .68%. Table
8 provides an analysis of the allowance for loan losses for the years 1992 through 1996, including gross charge-offs and recoveries for the five-year period.

     Nonperforming assets as of December 31, 1996 were $54.0 million, or .51% of total assets compared to $65.9 million, or
 .61% of total assets a year ago. At December 31, 1996, nonperforming assets were .80% of loans and foreclosed properties, compared to 1.04% at December 31, 1995. The lower level of nonperforming assets was the result of overall improved quality in the loan portfolio. At December 31, 1996, the allowance for loan losses to nonperforming assets was 203.6% compared to 166.9% at December 31, 1995. Table 12 shows the distribution of nonperforming assets by geographic region and loan category.

     Higher consumer loan delinquencies resulted in increased charge-offs in 1996, a trend which is expected to continue into 1997. This is, in part, a reflection of conditions in consumer
1998.  banking throughout our industry, as well as increased
1999. volume. In response, our underwriting criteria have been 2000. further strengthened and collection efforts have been enhanced.


------------------------------------------------------------------------------------
---------------------
TABLE 8  Selected Loan Loss Data

(In Thousands) Year Ended December 31,
                                             1996         1995         1994
1993         1992
------------------------------------------------------------------------------------
---------------------
Balance at beginning of year                $110,000     $110,000     $105,000
$101,800      $61,000
Provision charged to expense                  43,865       26,713       24,359
79,509       99,757
------------------------------------------------------------------------------------
---------------------
                                             153,865      136,713      129,359
181,309      160,757
Loans charged off:
  Commercial and commercial real estate        4,696        5,101        8,288
27,995       17,091
  Construction                                 1,123          735        4,744
39,031       27,793
  Residential real estate                        555          344          173
64            4
  Installment                                 20,165       14,983        5,989
5,841        6,273
  Bank card                                   34,777       25,118       15,203
13,797       16,408
------------------------------------------------------------------------------------
---------------------
    Total charge-offs                         61,316       46,281       34,397
86,728       67,569
------------------------------------------------------------------------------------
---------------------
Recoveries of loans previously charged off
  Commercial and commercial real estate        4,457        8,962        4,281
3,162        1,967
  Construction                                 1,426        3,171        4,425
392        1,557
  Residential real estate                         13           18           20
23            3
  Installment                                  8,005        4,429        3,456
3,508        2,656
  Bank card                                    3,550        2,988        2,856
3,334        2,429
------------------------------------------------------------------------------------
---------------------
    Total recoveries                          17,451       19,568       15,038
10,419        8,612
------------------------------------------------------------------------------------
---------------------
    Net charge-offs                           43,865       26,713       19,359
76,309       58,957
------------------------------------------------------------------------------------
---------------------
Balance at end of year                      $110,000     $110,000     $110,000
$105,000     $101,800
------------------------------------------  ========     ========      =======
=======      =======
Average loans                             $6,485,538   $5,999,371   $5,321,848
$4,250,089   $3,730,625
Loans at year-end                         $6,716,836   $6,316,813   $5,772,093
$4,812,509   $3,953,354
Ratio of provision for loan losses to
  average loans                                 0.68%        0.45%        0.46%
1.87%        2.67%
Ratio of net charge-offs to average loans       0.68%        0.45%        0.36%
1.80%        1.58%
Ratio of allowance for loan losses to loans
  at year-end                                   1.64%        1.74%        1.91%
2.18%        2.58%
------------------------------------------------------------------------------------
---------------------


------------------------------------------------------------------------------------
------------------------------------
TABLE 9  Allocated Allowance for Loan Losses

  The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is based on the same judgmental criteria discussed earlier in determining the level of the allowance and should not be interpreted as an indication that charge-offs in 1997 will occur in these amounts or proportions, or that the allocation indicates future trends. The allocation of the allowance at December 31 for the years indicated and the ratio of the related outstanding loan balances to total loans are as follows:

(In Thousands)
December 31,
                              1996                 1995                 1994
1993                 1992
------------------------------------------------------------------------------------
------------------------------------
                        Ratio of              Ratio of             Ratio of
Ratio of             Ratio of
                        Loans to              Loans to             Loans to
Loans to             Loans to
                       Total Loans           Total Loans          Total Loans
Total Loans          Total Loans
              Allowance Outstanding Allowance Outstanding Allowance Outstanding
Allowance Outstanding Allowance Outstanding
------------------------------------------------------------------------------------
------------------------------------
Commercial and
  commercial
  real estate  $37,638       31.5 %  $47,194      31.4 %  $62,724      32.5 %
$61,956      35.5 %  $40,166      39.9 %
Construction     6,297        4.5     11,896       4.6     17,835       5.3
18,803       6.0     36,184       8.8
Residential
  real estate    2,832       24.4      2,733      25.7      1,789      27.0
1,318      24.4      1,018      14.9
Installment     19,632       21.7     14,917      22.3      5,917      20.6
5,497      19.0      6,108      20.3
Bank card       43,601       17.9     33,260      16.0     21,735      14.6
17,426      15.1     18,324      16.1
------------------------------------------------------------------------------------
------------------------------------
  Total       $110,000      100.0 % $110,000     100.0 % $110,000     100.0 %
$105,000     100.0 % $101,800     100.0 %
--------------========   ========   ========  ========   ========  ========
========  ========   ========  ========
------------------------------------------------------------------------------------
------------------------------------


--------------------------------------------------------------------------
TABLE 10  Nonaccrual, Past-Due and Restructured Loans

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

--------------------------------------------------------------------------
(In Thousands) December 31,
                               1996     1995     1994     1993     1992
--------------------------------------------------------------------------
Nonaccrual loans              $38,572  $48,763  $67,534  $93,349  $84,401
Past-due loans (not including
  nonaccrual loans):
  Commercial and construction   2,451    1,159    1,195    1,887    9,369
  Residential real estate       7,692    7,941    2,255      670      134
  Installment                   5,795    4,028    2,028      681    2,271
  Bank card                    10,008    7,855    5,562    3,104    3,413
--------------------------------------------------------------------------
                               25,946   20,983   11,040    6,342   15,187
Restructured loans (in
  accrual status)                  --       --       --      606      260
--------------------------------------------------------------------------
    Total                     $64,518  $69,746  $78,574 $100,297  $99,848
----------------------------- =======  =======  ======= ========  =======
--------------------------------------------------------------------------


------------------------------------------------------------------------------------
----------------
TABLE 11  Loan Distribution

(In Thousands) December 31,
Percent

Change
                                    1996       1995       1994       1993       1992
1996/1995
------------------------------------------------------------------------------------
----------------
Commercial and commercial real
  estate                         $2,117,874 $1,984,393 $1,879,499 $1,711,092
$1,576,744       6.7 %
Construction                        304,974    290,184    305,457    289,199
347,685       5.1
Residential real estate           1,640,646  1,625,651  1,558,429  1,174,051
589,133       0.9
Consumer second mortgage            761,212    613,097    552,301    458,294
411,708      24.2
Installment                       1,047,508  1,046,536    871,115    670,487
593,065       0.1
Bank card                           844,622    756,952    605,292    509,386
435,019      11.6
------------------------------------------------------------------------------------
---------
  Total loans                    $6,716,836 $6,316,813 $5,772,093 $4,812,509
$3,953,354       6.3 %
-------------------------------- ========== ==========  =========  =========
=========
------------------------------------------------------------------------------------
----------------


------------------------------------------------------------------------------------
-------
TABLE 12  Distribution of Loan Portfolio and Nonperforming Assets by Region


(In Thousands) December 31, 1996
                                 Capital    Eastern   Northern  Commonwealth
                                 Region     Region     Region       Region
Consolidated
------------------------------------------------------------------------------------
-------
Commercial and commercial real
  estate                         $356,129   $785,137   $359,438      $617,170
$2,117,874
Construction                       63,017     95,127     67,254        79,576
304,974
Residential real estate           387,410    298,259    312,057       642,920
1,640,646
Consumer second mortgage          145,074    146,549     99,652       369,937
761,212
Installment                       258,051    189,263    130,597       469,597
1,047,508
Bank card                         265,042    170,408    231,985       177,187
844,622
------------------------------------------------------------------------------------
-------
  Loans*                       $1,474,723 $1,684,743 $1,200,983    $2,356,387
$6,716,836
------------------------------- =========  =========  =========     =========
==========

Nonaccrual loans                   $2,075     $8,820    $17,794        $9,883
$38,572
Foreclosed properties                 942      5,459      8,090           965
15,456
------------------------------------------------------------------------------------
-------
  Nonperforming assets             $3,017    $14,279    $25,884       $10,848
$54,028
------------------------------- =========  =========  =========     =========
=========
Ratio of nonperforming assets to
  loans and foreclosed
  properties                         0.20%      0.84%      2.14%         0.46%
0.80%
------------------------------------------------------------------------------------
-------
*  Includes nonaccrual loans.

Securities Available for Sale

The Company classifies substantially all of its securities as available for sale and reports them at fair market value. Unrealized gains or losses are reported on the balance sheet as a separate component of shareholders' equity, net of any deferred tax provision. At December 31, 1996, the Company had $3.1 billion in securities available for sale, compared with $3.6 billion at year-end 1995. The decrease is attributable to the Company's balance sheet strategy of allocating a greater portion of earning assets to loans. Sources of funds from maturities, scheduled repayments of principal and prepayments of mortgage-backed securities were used largely to fund loan growth instead of being reinvested in securities. At year-end 1996, the fair value of securities available for sale exceeded amortized cost by $14.2 million, resulting in a $9.2 million after-tax addition to shareholders' equity. The composition of the portfolio continued to emphasize mortgage-backed pass-through securities, collateralized mortgage obligations and asset-backed securities. Securities available for sale are generally of high credit quality and highly liquid.
The average yield on securities available for sale in 1996 was 6.60%, compared with 6.71% in 1995. The expected weighted average life of the portfolio shortened to 3.1 years, compared with 3.7 years at year-end 1995. Going forward, the Company expects that maturities and cash flows from the investment portfolio will be used primarily to fund loan growth.


------------------------------------------------------------------------------------
---
TABLE 13  Securities Available for Sale

  The carrying value of securities available for sale at the dates indicated was:

(In Thousands) December 31,
                                                       1996        1995        1994
------------------------------------------------------------------------------------
---
U.S. Government and agencies                        $1,957,748  $2,342,541
$2,516,781
States and political subdivisions                      104,933     124,380
142,530
Other                                                1,006,943   1,162,966
802,070
------------------------------------------------------------------------------------
---
  Total                                             $3,069,624  $3,629,887
$3,461,381
--------------------------------------------------- ==========   =========
=========
------------------------------------------------------------------------------------
---


------------------------------------------------------------------------------------
-------------------
TABLE 14  Securities Maturities, Expected Principal Repayments, and Expected Yields

  The table below shows the weighted average expected yields, maturities and expected principal repayments, at carrying value, of securities available for sale at December 31, 1996:

(In Thousands)
                                             Maturity or Expected Principal
Repayment
------------------------------------------------------------------------------------
-------------------
                                      After One But     After Five But
                   Within One Year   Within Five Year  Within Ten Year After Ten
Years     Total
                  Amount  Yield     Amount   Yield     Amount  Yield   Amount  Yield
Amount   Yield
------------------------------------------------------------------------------------
-------------------
U.S. Government and
  agencies:
    U.S. Treasury $50,047  5.35 %   $222,797  6.36 %       $--   -- %      $--   --
%   $272,844 6.18 %
    Federal
      agencies         --    --       97,980  4.80          --   --         --   --
97,980 4.80
    Mortgage-backed
      obligations 111,587  5.82      858,259  6.79     617,078 6.61         --   --
1,586,924 6.65
                 ---------------- ----------------   ---------------- --------------
-------------------
                  161,634  5.68    1,179,036  6.55     617,078 6.61         --   --
1,957,748 6.49
                 ---------------- ----------------   ---------------- --------------
-------------------
States and political
  subdivisions     15,855  8.09       41,200  8.04      29,571 8.02     18,307 9.69
104,933 8.33
                 ---------------- ----------------   ---------------- --------------
-------------------
Other:
  Whole loan
    mortgage-
    backed         40,893  7.18      235,664  6.90          --   --         --   --
276,557 6.94
  Asset-backed    166,905  6.75      471,248  6.53          --   --         --   --
638,153 6.59
  Common and
    preferred stocks
    with no contractual
    maturity           --    --           --    --          --   --         --   --
92,233 7.29
                 ---------------- ----------------   ---------------- --------------
-------------------
                  207,798  6.83      706,912  6.65          --   --         --   --
1,006,943 6.75
                 ---------------- ----------------   ---------------- --------------
-------------------
  Total          $385,287  6.40 % $1,927,148  6.62 %  $646,649 6.67 %  $18,307 9.69
% $3,069,624 6.64 %
-----------------=========         =========         =========        =========
==========
------------------------------------------------------------------------------------
-------------------

Asset/Liability Management

The purpose of the Asset/Liability process is the effective control of interest rate risk (IRR) through the proper supervision of lending, investment, funding and off-balance-sheet activities.
The Asset/Liability Committee meets regularly to review the following topics: current and predicted economic conditions, interest rate trends, loan strategies, investment strategies, funding strategies, interest rate risk, liquidity, off-balance-sheet positions and earnings forecasts.

The primary tool for IRR measurement is an earnings simulation model which has been used and refined over many years.
The model projects changes to the balance sheet and earnings over two twelve-month periods using ten standard interest rate scenarios which are grouped as follows: 1) a base case scenario which is management's expected path of interest rates,
2) up rate scenarios that measure the Company's exposure to increasing rates up to 200 basis points in increments of 50 basis points occurring over the first three months of the forecast period, 3) down rate scenarios of 200 basis points as described in 2 above, and 4) no change in rates. Policy requires that projected earnings not vary more than 10% from the flat rate scenario over the first twelve-month horizon from rate changes in either direction. At year-end 1996, the Company's exposure to either increasing or declining rates was well within the Company's prescribed policy guideline.

In addition to earnings simulation, the Company also uses a static gap report to measure its general exposure to repricing risk at a point in time. The one year cumulative gap was a negative 7.20% of earning assets at year-end 1996 versus a negative of 2.00% at year-end 1995 as shown in Table 19.

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

The notional amount of the Company's off-balance-sheet swap portfolio, at December 31, 1996 was $322.2 million, down from $546.8 million at year-end 1995. The related fair value, or unrecognized gains, of these derivative financial instruments was $3.0 million and $6.6 million at December 31, 1996 and 1995, respectively. As shown on Table 16, the swap portfolio consists principally of contracts wherein the Company receives a fixed rate of interest and pays a variable rate, typically three-month LIBOR.

Market values of derivatives transactions fluctuate based upon movements in the underlying financial indices such as interest rates. Market values are monitored on a monthly basis through external pricing mechanisms and then tested by using internal calculations. The Company's objective measurement system together with risk limits and timely reporting to senior management help to mitigate the possibility of any gain or loss recognition on the Company's interest rate swaps. Any change in market value fluctuation generally correspond to market fluctuation in the underlying asset or liability being hedged. In the event that a derivative product were terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the remaining life of the underlying hedged asset or liability.

Financial derivatives may expose the Company to credit risk to the extent of the fair value gain of an instrument should the counterparty default on its obligation to perform. The Company seeks to reduce credit risk by dealing only with highly rated counterparties and by setting exposure limits based on independent industry ratings from the major rating agencies and other relevant criteria. Furthermore, the Company uses bilateral netting agreements and collateral arrangements to reduce credit risk. Collateral is delivered by either party when the fair value of the transaction exceeds established thresholds of credit risk. At year-end 1996, the Company had net credit risk of $3.9 million to one counterparty. This exposure was below the threshold for receiving collateral. Of the transactions that had negative fair values at year-end 1996, none were above threshold levels requiring the Company to deliver collateral.

The Company has also entered into a limited number of interest rate swap agreements to accommodate the needs of commercial customers. In order to offset the interest rate risk of customer swaps, the Company has executed offsetting transactions with third parties. The notional amount of customer-related swap transactions was $9.0 million and $8.0 million at December 31, 1996 and 1995, respectively. No customer swaps were terminated in 1996. In 1995, at the request of the customer, the Company terminated a $5.0 million notional swap. As a result, the offsetting swap with a third party was also terminated for a total notional amount terminated during the year of $10.0 million.

The Company intends to continue using off-balance-sheet financial derivatives as a limited end-user in the prudent management of interest rate sensitivity.


------------------------------------------------------------------------------------
-----------------
TABLE 15 Expected Maturities of Interest Rate Swaps

                                     Due   After One After Two After Three After
Four
                                   Within  Through  Through   Through   Through
After
(In Thousands) December 31, 1996  One Year Two Years Three Years Four Years Five
Years Five Years Total
------------------------------------------------------------------------------------
-----------------
Company Hedging Swaps
------------------------------------------------------------------------------------
-----------------
Pay fixed/receive variable:
  Notional amount                  $55,958     $936   $13,890    $1,366        --
--  $72,150
  Weighted average pay rate           6.47%    6.83%     6.82%     7.03%       --
--     6.55%
  Weighted average receive rate:
    Contractual rate*                 5.55%    5.54%     5.53%     5.50%       --
--     5.54%
    Forward yield curve**             5.67%    5.88%     6.06%     6.21%       --
--     5.76%

Receive fixed/pay variable:
  Notional amount                 $100,000       --        --        --        --
$150,000 $250,000
  Weighted average pay rate:
    Contractual rate*                 5.56%      --        --        --        --
5.50%    5.53%
    Forward yield curve**             5.67%      --        --        --        --
6.44%    6.13%

  Weighted average receive rate       4.77%      --        --        --        --
7.10%    6.17%
------------------------------------------------------------------------------------
-----------------
Customer Hedging Swaps
------------------------------------------------------------------------------------
-----------------
Pay fixed/receive variable:
  Notional amount                       --   $4,500        --        --        --
--   $4,500
  Weighted average pay rate             --     9.11%       --        --        --
--     9.11%
  Weighted average receive rate:
    Contractual rate*                   --     5.57%       --        --        --
--     5.57%
    Forward yield curve**               --     7.38%       --        --        --
--     7.38%

Receive fixed/pay variable:
  Notional amount                       --   $4,500        --        --        --
--   $4,500
  Weighted average pay rate:
    Contractual rate*                   --     5.56%       --        --        --
--     5.56%
    Forward yield curve**               --     7.33%       --        --        --
--     7.33%
  Weighted average receive rate         --     9.20%       --        --        --
--     9.20%
------------------------------------------------------------------------------------
-----------------
*  The weighted average variable rates are based upon the contractual rates in effect at December 31, 1996.
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.


------------------------------------------------------------------------------------
-------------------
TABLE 16 Summary of Interest Rate Swaps

  The weighted average variable rates are based upon the contractual rates in effect at December 31, 1996:

(In Thousands) December 31, 1996

                                                                     Average
Unrecognized
                                  Notional    Weighted Average Rate Maturity
Interest    Gains
                                   Amount     Receive         Pay     In Year
Income/(Expense)(Losses)
                                                                           <C
------------------------------------------------------------------------------------
-------------------
Company Hedging Swaps
------------------------------------------------------------------------------------
-------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                     $50,000    5.55 % (1)  6.42 %        0.46
($279)       ($197)
  Securities available for sale         --      --          --            --
(813)
  Fixed rate commercial loans       22,150    5.53   (1)  6.84          2.68
(282)        (409)
------------------------------------------------                              ------
-------- ----------
    Total pay fixed/receive
      variable                       72,150    5.54        6.55          1.14
(1,374)        (606)
------------------------------------------------                              ------
-------- ----------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.50   (1)    5.88
2,219        3,874
  Fixed rate medium-term borrowings     --      --          --            --
(427)
  Variable rate commercial loans   100,000    4.77        5.56   (1)    0.06
(813)        (228)
------------------------------------------------                              ------
-------- ----------
    Total receive fixed/pay
      variable                     250,000    6.17        5.53          3.55
979        3,646
------------------------------------------------                              ------
-------- ----------
    Total company hedging swaps   $322,150    6.03 %      5.75 %        3.01
($395)      $3,040
----------------------------------========
========     ========
------------------------------------------------------------------------------------
-------------------
Customer Hedging Swaps
------------------------------------------------------------------------------------
-------------------
Pay fixed/receive variable          $4,500    5.57 % (1)  9.11 %        1.31
$662        ($215)
Receive fixed/pay variable           4,500    9.20        5.56   (1)    1.31
(658)         220
------------------------------------------------                              ------
-------- ----------
    Total customer hedging swaps    $9,000    7.38 %      7.33 %        1.31
$4           $5
----------------------------------========
========     ========

  The weighted average variable rates are based upon the contractual rates in effect at December 31, 1995:

(In Thousands) December 31, 1995
------------------------------------------------------------------------------------
-------------------
Company Hedging Swaps
------------------------------------------------------------------------------------
-------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                     $50,000    5.75 % (1)  6.42 %        1.46
($148)       ($794)
  Variable rate deposits                --      --          --            --
232
  Securities available for sale     21,228    6.35   (2)  9.00          3.74
(170)      (1,099)
  Fixed rate commercial loans       25,586    5.91   (1)  6.83          3.68
(211)        (944)
------------------------------------------------                              ------
-------- ----------
    Total pay fixed/receive
      variable                      96,814    5.92        7.10          2.54
(297)      (2,837)
------------------------------------------------                              ------
-------- ----------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.88   (1)    6.88
1,391       11,155
  Fixed rate medium-term
    borrowings                     200,000    5.14        5.88   (1)     1.3
(3,204)      (1,079)
  Variable rate commercial loans   100,000    4.77        5.63   (1)    1.06
(1,804)        (679)
------------------------------------------------                              ------
-------- ----------
    Total receive fixed/pay
      variables                    450,000    5.71        5.82          3.11
(3,617)       9,397
------------------------------------------------                              ------
-------- ----------
    Total company hedging swaps   $546,814    5.75 %      6.05 %        3.01
($3,914)      $6,560
----------------------------------========
========     ========
------------------------------------------------------------------------------------
-------------------
Customer Hedging Swaps
------------------------------------------------------------------------------------
------------------
Pay fixed/receive variable          $4,000    5.85 % (1)  9.57 %        2.34
$916        ($384)
Receive fixed/pay variable           4,000    9.62        5.85   (1)    2.34
(910)         388
------------------------------------------------                              ------
-------- ---------
    Total customer hedging swaps    $8,000    7.74 %      7.71 %        2.34
$6           $4
----------------------------------========
========     ========
------------------------------------------------------------------------------------
-------------------
(1) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated
3-month maturity.
(2)  Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated
1-month maturity   plus 60 basis points.

Deposits

     Total deposits averaged $7.9 billion in 1996, representing a 4.0% increase compared to $7.6 billion in 1995.

     The Company's asset funding strategy focuses primarily on core
deposit growth.   In 1996, interest checking represented  the largest
increase in core deposits, a 5.3% or $34.8 million increase, averaging $694.9 million compared to $660.1 million in 1995. Consumer certificates increased $93.5 million to an average of $4.0 billion, representing a 2.4% increase over 1995. Money market accounts showed a modest .4% increase as compared to 1995, averaging $1.0 billion. Regular savings declined 1.2% to an average of $733.6 million. Table 17 shows the components of total average deposits for the past five years.

      During 1996, certificates of deposit $100,000 and over increased 26.7%, or $69.0 million, averaging $327.5 million compared to $258.5 million in 1995. Table 18 shows a maturity schedule for certificates of deposit $100,000 and over at year-end 1996.


------------------------------------------------------------------------------------
--------------
TABLE 17  Average Deposits

(In Thousands) Year Ended December 31,
Percent

Change
                                    1996       1995       1994       1993       1992
1996/1995
------------------------------------------------------------------------------------
--------------
Noninterest-bearing              $1,037,907   $929,378   $903,164   $840,070
$733,716    11.7 %
Interest-bearing:
  Interest checking                 694,937    660,090    663,405    632,429
520,062     5.3
  Regular savings                   733,573    742,518    843,867    816,783
557,220    (1.2)
  Consumer certificates           4,039,906  3,946,396  3,088,651  2,781,417
2,603,656     2.4
  Money market accounts           1,040,394  1,035,942  1,007,847  1,091,764
1,181,713     0.4
  Certificates of deposit
    $100,000 and over               327,476    258,527    316,859    523,453
318,366    26.7
------------------------------------------------------------------------------------
---------
    Total interest-bearing        6,836,286  6,643,473  5,920,629  5,845,846
5,181,017     2.9
------------------------------------------------------------------------------------
---------
    Total                        $7,874,193 $7,572,851 $6,823,793 $6,685,916
$5,914,733     4.0 %
---------------------------------========== ==========  =========  =========
=========
------------------------------------------------------------------------------------
--------------


----------------------------------------------------------------------------
TABLE 18  Certificates of Deposit $100,000 and Over

(In Thousands) December 31,
                                                                    1996
----------------------------------------------------------------------------
Time remaining to maturity:
  Less than three months                                           $389,686
  Three through six months                                           78,008
  Six through twelve months                                          14,086
  More than twelve months                                             6,446
----------------------------------------------------------------------------
    Total                                                          $488,226
----------------------------------------------------------------  =========
----------------------------------------------------------------------------


------------------------------------------------------------------------------------
-------------------
Table 19  Interest Sensitivity Analysis

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

     The interest sensitivity position is indicated by the volume of rate sensitive assets, less rate sensitive liabilities. This difference is generally referred to as the interest sensitivity gap. The nature of the gap indicates how future interest rate changes may affect net interest income. Depending on the perception as to whether interest rates will rise or fall, the objective is to maintain the gap within a designated range. A negative gap, for example, should generally have a favorable impact on net interest income when interest rates are declining, as more liabilities than assets would be repriced at lower interest rates.  The table below shows the Company's interest sensitivity position at December 31, 1996.

(In Thousands)

                                1-30 Day     1-90 Day     1-180 Day    1-365 Day
Beyond One Year
                               Sensitivity  Sensitivity  Sensitivity  Sensitivity
Or Insensitive   Total
------------------------------------------------------------------------------------
-------------------
Uses of Funds
------------------------------------------------------------------------------------
-------------------
Earning assets:
  Securities available for sale and
    trading account securities   $397,088     $637,016     $900,591   $1,245,937
$1,827,748    $3,073,685
  Federal funds sold, repos and other
    money market investments      120,113      145,113      146,515      146,515
--       146,515
  Loans and loans available for
    sale                        1,812,580    2,086,236    2,517,393    3,339,046
3,377,790     6,716,836
  Interest rate swaps              10,724       20,849       18,870       14,809
(14,809)
------------------------------------------------------------------------------------
-------------------
      Total earning assets      2,340,505    2,889,214    3,583,369    4,746,307
5,190,729     9,937,036
Nonearning assets                      --          515        1,287        2,830
600,494       603,324
------------------------------------------------------------------------------------
-------------------
      Total uses of funds      $2,340,505   $2,889,729   $3,584,656   $4,749,137
$5,791,223   $10,540,360
-------------------------------==========   ==========   ==========   ==========
==========   ===========
Sources of Funds
------------------------------------------------------------------------------------
-------------------
Interest-bearing liabilities:
  Savings and interest-bearing
    demand accounts                   $--          $--          $--          $--
$1,453,497    $1,453,497
  Certificates and other time
    deposits                    1,057,855    1,445,592    1,898,282    2,904,883
2,035,040     4,939,923
  Certificates of deposit
    $100,000 and over             124,683      389,686      467,694      481,780
6,446       488,226
  Federal funds purchased and securities
    sold under agreements to
    repurchase                    905,148      907,558      907,808      907,808
67       907,875
  Other borrowings                 72,274      285,154      332,654      381,754
90,600       472,354
  Long-term debt and capitalized
    lease obligations                  --           --           --           --
157,658       157,658
  Interest rate swaps                  --      100,000      150,000      150,000
(150,000)
------------------------------------------------------------------------------------
-------------------
      Total interest-bearing
        liabilities             2,159,960    3,127,990    3,756,438    4,826,225
3,593,308     8,419,533
Noninterest-bearing sources       159,499      637,982      637,982      637,982
1,482,845     2,120,827
------------------------------------------------------------------------------------
-------------------
      Total sources of funds   $2,319,459   $3,765,972   $4,394,420   $5,464,207
$5,076,153   $10,540,360
------------------------------------------------------------------------------------
-------------------
      Interest sensitivity gap    $21,046    ($876,243)   ($809,764)   ($715,070)
$715,070           $--
-------------------------------==========   ==========   ==========   ==========
==========   ===========
Interest sensitivity gap as a percentage
  of earning assets                  0.21 %      (8.82)%      (8.15)%      (7.20)%
7.20 %
Uses of funds as a percentage
  of sources of funds              100.91 %      76.73 %      81.57 %      86.91 %
114.09 %
------------------------------------------------------------------------------------
-------------------

Noninterest Income

     Noninterest income was $85.9 million for 1996, representing an increase of 7.8%, or $6.2 million compared to $79.7 million in 1995. Trust income increased 12.3% to $16.8 million over 1995, while deposit fees and charges grew $2.7 million to $37.8 million, representing a 7.6% increase compared to 1995. Profits on securities available for sale and trading account securities declined from $3.3 million in 1995 to $99,000 in 1996. Other income grew $4.9 million, an 18.5% increase when compared to $26.3 million in 1995. The increase in other income was due primarily to higher fees and a $1.2 million gain on the sale of certain credit card receivables.

     Table 20 shows the major categories of noninterest income for the past five years.


------------------------------------------------------------------------------------
----
TABLE 20  Noninterest Income

(In Thousands) Year Ended December 31,
Percent
                                                                              Change
                                  1996     1995     1994     1993     1992
1996/1995
------------------------------------------------------------------------------------
----
Trust income                     $16,780  $14,943  $13,926  $13,621  $12,208
12.3 %
Deposit fees and charges          37,832   35,150   34,557   33,898   29,792
7.6
Profits (losses) on securities available for
  sale and trading account
  securities, net                     99    3,253  (25,984)   3,695   52,827
(97.0)
Investment securities gains, net      --       --       --   50,680       --       -
-
Other income                      31,204   26,329   36,739   24,026   21,584
18.5
---------------------------------------------------------------------------------
    Total                        $85,915  $79,675  $59,238 $125,920 $116,411
7.8 %
-------------------------------- =======  =======  =======  =======  =======
------------------------------------------------------------------------------------
----

Noninterest Expense

     Noninterest expense was $251.9 million for 1996, a 5.8% or $13.8 million increase from 1995. The increase was due partly to a special Savings Association Insurance Fund (SAIF) assessment of $4.0 million and a $2.3 million charge associated with certain severance arrangements. The assessment was a one-time charge by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the SAIF, and was assessed on deposits acquired from SAIF-insured entities. Excluding the effects of these $6.3 million charges, noninterest expense was $245.6 million for 1996, representing a 3.1% increase, or $7.4 million over 1995.

     Personnel expense was up 6.9% to $142.3 million in 1996. The previously mentioned severance charge combined with higher salary and benefit costs were the contributing factors to the increase. Occupancy and equipment expense for 1996 increased $3.2 million, or 7.4% to $46.1 million. FDIC insurance expense declined $8.9 million from $11.2 million in 1995 to $2.3 million in 1996. Other real estate expense increased 33.7% to $2.0 million in 1996. Other expense was $55.1 million, an 11.7% increase compared to 1995. For the year, the efficiency ratio was 53.38%, down 247 basis points compared to 55.85% for 1995.

    Table 21 shows the major categories of noninterest expense for the past five years.


------------------------------------------------------------------------------------
----
TABLE 21  Noninterest Expense

(In Thousands) Year Ended December 31,
Percent
                                                                              Change
                                  1996     1995     1994     1993     1992
1996/1995
------------------------------------------------------------------------------------
----
Personnel expense               $142,347 $133,186 $127,683 $115,917 $104,060
6.9 %
Occupancy and equipment expense   46,147   42,979   41,653   38,752   38,313
7.4
FDIC insurance expense             2,287   11,164   14,910   14,612   11,886
(79.5)
Other real estate expense          2,006    1,500   11,786   15,108    4,715
33.7
Special SAIF assessment            4,028       --       --       --       --       -
-
Other expense                     55,126   49,336   49,033   38,885   41,859
11.7
----------------------------------------------------------------------------------
    Total                       $251,941 $238,165 $245,065 $223,274 $200,833
5.8 %
--------------------------------========================== ======== ========
------------------------------------------------------------------------------------
----

Liquidity

     Central Fidelity's liquidity sources include core deposits, money market assets, wholesale funding, and securities available for sale. Cash flows are managed to ensure availability of funds to support loan growth or unanticipated declines in deposits or borrowings. Liquidity is measured by comparing expected cash flows to available sources under anticipated and stress-imposed scenarios to confirm that adequate reserves are available to meet unforeseen events. Concentrations are also monitored for significant dependence on single sources of funds.

     The two primary sources of asset liquidity are money market assets and expected paydowns and maturities from securities available for sale. These portfolios are expected to generate $841 million in cash flows for 1997. Maturing loans are a secondary funding source to meet the Company's liquidity requirements.

     Funds management policy guidelines require a diversified approach to the participation in various markets based on relative costs and term structures. Federal funds purchased, repurchase agreements, and large denomination certificates of deposit provide the primary sources of short-term wholesale funding. Medium-term funding is provided by Federal Home Loan Bank borrowings and the bank note program. As of December 31, 1996, the Federal Home Loan Bank borrowings were $400.1 million. The bank note program matured $252.3 million during 1996 and had no issues outstanding as of year-end, 1996. Over $1 billion remains available under these programs.

Capital Resources

     Total shareholders' equity was $846.5 million at December 31, 1996, a 2.4% increase compared with $826.5 million for the same period in 1995. Factors contributing to the equity increase were $112.7 million in earnings, net of cash dividends of $51.3 million, the issuance of common stock through various Plans totalling $11.6 million, and $9.2 million unrealized gains on securities available for sale in 1996. During 1996, the Company purchased and retired 1,299,000 shares of its common stock under a stock repurchase program for a total of $38.4 million. After taking into account adjustment for the 3-for-2 stock split in May, 1996, the average per share cost of repurchased shares was $23.15. The repurchased shares may be used for general corporate purposes. Purchases under the program may be discontinued or interrupted at any time. In 1996, cash dividends declared on common stock at an annual rate of $.86 per share represented a payout ratio of 45.5%.

     At year-end 1992, the Federal Reserve Board adopted final risk-based capital guidelines for bank holding companies and banks to assist in the assessment of capital adequacy. The risk-based capital guidelines significantly revised the definition of capital and established minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The final minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least 4% of the total risk-based capital is to be composed of common equity net of goodwill and other intangibles ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock and an allowable portion of allowance for loan losses ("Tier 2 capital"). Table 22 shows the components of risk-based capital at December 31, 1996 and 1995.

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

     At December 31, 1996, Central Fidelity's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines. The Federal Reserve's minimum guidelines are noted in Note 19. Central Fidelity's Tier 1 and total risk-based capital were $778.2 million and $1.0 billion at December 31, 1996, as compared to $738.8 million and $982.7 million at year-end 1995. At December 31, 1996, the ratios of Tier 1 and total risk-based capital to risk-weighted assets were 10.09% and 13.29%, compared to 9.87% and 13.12%, at December 31, 1995.
The leverage ratio was 7.57% at December 31, 1996, compared to 7.06% at December 31, 1995.

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


---------------------------------------------------------------------
TABLE 22  Risk-Based Capital

(In Thousands) December 31,
                                                 1996        1995
---------------------------------------------------------------------
Tier 1 capital:
  Common shareholders' equity                   $846,499    $826,547
  Exclude unrealized losses with readily
    determinable fair value                          (27)         --
  Less unrealized gains on
    securities available for sale                 (9,224)    (23,865)
---------------------------------------------------------------------
                                                 837,248     802,682
  Less goodwill                                   (8,673)     (9,356)
  Less deposit intangibles                       (50,362)    (54,480)
---------------------------------------------------------------------
      Tier 1 capital                             778,213     738,846
---------------------------------------------------------------------
Tier 2 capital:
  Allowable allowance for loan losses             96,522      93,812
  Allowable long-term debt                       150,000     150,000
---------------------------------------------------------------------
      Tier 2 capital                             246,522     243,812
---------------------------------------------------------------------
      Total capital                           $1,024,735    $982,658
--------------------------------------------- ==========    ========

Risk-weighted assets                          $7,708,300  $7,488,748
Quarterly average assets                     $10,337,431 $10,521,840
Risk-based capital ratios:
  Tier 1 capital                                   10.09%       9.87%
  Total capital                                    13.29%      13.12%
Leverage ratio                                      7.57%       7.06%
---------------------------------------------------------------------

Recent Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June, 1996. SFAS 125 prescribes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The new standard requires companies to recognize the financial and servicing assets it controls and the liabilities it has incurred after a transfer of financial assets, and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company will implement the new standard in 1997 as required. Management believes the adoption of SFAS 125 will not materially impact the financial condition or results of operations of the Company.

Forward-Looking Statements

     Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risks inherent in making loans such as repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Earnings and Balance Sheet Analysis
1995 Compared to 1994

Net Interest Income

     On a tax-equivalent basis, net interest income for 1995 was $347.3 million, an increase of 1.5% from 1994. This moderate growth resulted primarily from higher levels of average earning assets.
Higher funding costs during 1995 resulted in the Company's net interest margin declining 21 basis points from 3.79% to 3.58%.
Average earning assets for 1995 grew $692.4 million, or 7.7%. This growth produced $106.9 million additional income, an increase of 15.9% from 1994. Average interest-bearing liabilities increased
$635.6 million, or 8.1% from 1994, and interest expense increased
$101.6 million or 30.7% over 1994. The yield on average earning assets increased 57 basis points during 1995 but was offset by an increase of 88 basis points on the cost of interest-bearing liabilities.

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

     In 1995, total loans grew $677.5 million, or 12.7% to an average of $6.0 billion. Residential real estate and all categories of consumer loans accounted for the majority of the increase. Residential real estate loans rose 14.3% to an average of $1.6 billion, following a 65.6% growth in 1994. Consumer second mortgage loans increased 13.6%, averaging $578.3 million. Installment loans averaged $971.9 million, reflecting growth of 27.1% compared to 1994. Bank card loans rose $118.0 million, an increase of 22.3%, and averaged $647.9 million.
When compared with the 1994 levels, commercial and commercial real estate and construction loans registered increases of 3.9% and 4.6%, respectively. Securities available for sale averaged $3.6 billion, reflecting an increase of 1.5%. This follows a decline of 9.6% in 1994 due to the sale of fixed rate securities in an effort by the Company to reduce its exposure to changes in interest rates. Money market investments, consisting primarily of federal funds sold and securities purchased under agreements to resell, declined 37.2% to an average of $78.8 million. In 1995, the yield on average earning assets gained 57 basis points to 8.03%, due primarily to higher yields on most categories of earning assets.

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


Loans

     In 1995, total loans grew 12.7% to an average of $6.0 billion compared to $5.3 billion from the prior year. This growth reflected an increased demand in consumer lending activities. The average yield on the loan portfolio increased 50 basis points to 8.87% from 8.37% in 1994. The average prime rate was 8.69% in 1995 compared to 7.08% in 1994.

     Commercial and commercial real estate loans averaged $1.9 billion, a 3.9% increase from $1.8 billion in 1994. The average yield was up 69 basis points to 8.65% compared to 1994, reflective of the higher average prime rate during 1995. Construction loans grew 4.6%, or $13.5 million, to an average of $308.2 million, following an 11.0% decline in 1994.
The average yield of 9.84%, was up 160 basis points over 1994.

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

Allowance/Provision for Loan Losses

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


Securities Available for Sale

         At December 31, 1995, the Company had $3.6 billion in securities available for sale, compared with $3.5 billion at year-end 1994.

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

     The average yield on securities available for sale in 1995 was 6.71%, compared with 6.24% in 1994. The expected weighted average life of the portfolio shortened to 3.7 years, compared with 4.4 years at year-end 1994. This shortening is attributed to the aging of the securities held in the portfolio as well as faster prepayment assumptions.

Asset/Liability Management

     The Company uses a static gap report to measure its general exposure to repricing risk at a point in time. As a result of the Company's acquisition of the Virginia deposits of Household Bank, f.s.b. and other steps to reduce its exposure to rising rates, the one year cumulative gap was reduced from a negative 11.96% of earning assets at year-end 1994 to negative 2.00% at year-end 1995.

Off-Balance-Sheet Derivatives

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

     In the event that a derivative product was terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the remaining life of the underlying hedged asset or liability. In 1995 and 1994, the Company did not terminate any derivatives transactions prior to contractual maturity.

     At year-end 1995, the Company had net credit risk of $11.0 million to one counterparty. This exposure was below the threshold for receiving collateral. Of the transactions that had negative fair values at year-end 1995, none were above threshold levels requiring the Company to deliver collateral.


     The Company also entered into a limited number of interest rate swap agreements to accommodate the needs of commercial customers. In order to offset the interest rate risk of customer swaps, the Company executed offsetting transactions with third parties. The notional amount of customer-related swap transactions was $8.0 million and $18.0 million at December 31, 1995 and 1994, respectively. In 1995, at the request of the customer, the Company terminated a $5.0 million notional swap. As a result, the offsetting swap with a third party was also terminated for a total notional amount terminated during the year of $10.0 million. No customer swaps were terminated in 1994.

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

Noninterest Income

     Noninterest income was $79.7 million for 1995, representing an increase of $20.4 million, or 35.0% compared to $59.2 million in 1994. Trust income grew 7.3% to $14.9 million, while deposit fees and charges increased 1.7% over 1994. Profits on securities available for sale and trading account securities amounted to $3.3 million in 1995, as compared to $26.0 million in securities losses in 1994. These securities losses were largely due to a major restructuring of the securities portfolio in 1994 to lessen the future exposure to interest rate changes. Other income was $26.3 million, a 28.3% decrease when compared to $36.7 million in 1994. The decline in other income was due primarily to an $11.4 million profit recognized from the sale of an affinity bank card portfolio in 1994.

     Excluding the effects of securities transactions in 1995 and 1994 and the $11.4 million gain on the sale of bank card assets in 1994, noninterest income was $76.4 million for 1995, representing an increase of $2.6 million, or 3.5% over $73.8 million for 1994.


Noninterest Expense

     Noninterest expense totalled $238.2 million for 1995, a decline of 2.8%, or $6.9 million from $245.1 million in 1994. Lower FDIC deposit insurance premiums and other real estate expense were the primary factors contributing to this reduction. FDIC insurance expense declined 25.1% to $11.2 million for 1995, and other real estate expense was down 87.3% from $11.8 million in 1994. This decline in other real estate expense was due primarily to charges in 1994 to appropriately reflect appraised current values of other real estate owned.

    Personnel expense was up 4.3%, due largely to expenses associated with the acquisition of the Household branches and recognition of charges relating to the announced closing of 10 branches. Occupancy and equipment expense for 1995 increased 3.2% to $43.0 million. Other expense of $49.3 million in 1995 remained flat compared to 1994. For the year, the efficiency ratio was 55.85%, up 125 basis points compared to 54.60% for 1994.

Liquidity

     Federal funds purchased, repurchase agreements, and large denomination certificates of deposit provide the primary sources of short-term wholesale funding. Medium-term funding is provided by the bank note program and Federal Home Loan Bank borrowings. As of December 31, 1995, $252.3 million in bank notes and $350.7 million Federal Home Loan Bank borrowings were outstanding with over $700.0 million remaining available under these programs.

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


Quarterly Results of Operations

  The following is a tabulation of the quarterly results of operations for each of the four quarters in 1996 and 1995:
(In Thousands, except per share data)
                             March 31  June 30 Sept. 30  Dec. 31
-----------------------------------------------------------------
1996
  Total income from earning
    assets                   $197,498 $194,885 $197,035 $199,202
  Net interest income          91,175   92,028   94,422   97,642
  Provision for loan losses    10,307   10,644   11,062   11,852
  Income before income taxes   41,039   42,258   36,597   45,482
  Net income                   27,981   28,809   25,132   30,780
  Net income per share           0.47     0.48     0.42     0.52
1995
  Total income from earning
    assets                   $185,201 $190,896 $196,570 $199,253
  Net interest income          82,861   83,561   85,501   87,702
  Provision for loan losses     5,304    3,344    8,704    9,361
  Income before income taxes   37,524   38,015   40,554   38,329
  Net income                   25,720   26,024   27,552   26,074
  Net income per share           0.43     0.44     0.46     0.44
-----------------------------------------------------------------


Common Stock Performance and Dividends

  Central Fidelity Banks, Inc. common stock is traded on the national over under NASDAQ symbol CFBS. A comparative summary of the prices for such stock for 1996 and 1995 is as follows:


--------------------------------------------------------------------------
                             Common Stock Prices
                    --------------------------------------    Dividends
                          1996               1995             Per Share
                    ------------------  ------------------  --------------
                      High      Low       High      Low      1996   1995
--------------------------------------------------------------------------
First Quarter         $23.00   $21.09     $18.17   $16.17    $0.20  $0.19
Second Quarter         23.67    22.00      20.33    16.83     0.22   0.20
Third Quarter          25.38    21.50      22.33    19.50     0.22   0.20
Fourth Quarter         27.50    24.00      22.83    20.33     0.22   0.20
--------------------------------------------------------------------------
     On May 8, 1996, the Board of Directors of the Company declared a 3-for-2 stock split in the form of a dividend payable on June 14, 1996 to shareholders of record
May 20, 1996.

     Please read "Dividends" in note 1 and "Parent Company Financial Information" in note 2 of the notes to financial statements for information on the Company's sources of funds for dividends and restrictions on the payment thereof. At December 31,
1996, there were 15,254 holders of record of the Company's outstanding common stock.


FORM 10-K
------------------------------------------------------------------------------------
----
Central Fidelity Banks, Inc. and Subsidiaries

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

Part Four
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K

* Included in this report is a listing of the names of the directors and executive officers of the Company. However, the specific information called for by the instructions to Form 10-K with respect to Items 10 through 13 as listed above is hereby incorporated by reference to the Company's definitive Proxy Statement for use at the Annual Meeting of Shareholders on May 14, 1997.


FORM 10-K
----------------------------------------------------------------------------
------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Business

    Central Fidelity Banks, Inc. ("Central Fidelity" or the "Company"), a Virginia corporation headquartered in Richmond, Virginia, is a bank holding company. The Company owns, except for bank directors' qualifying shares, all of the stock of its commercial bank. At December 31, 1996, Central Fidelity and its subsidiaries had approximately 3,700 full-time employees.

    The Company is registered with, and supervised by, the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Under this Act, it may only engage in the business of managing or controlling banks or furnishing services to its subsidiaries and certain other activities which, in the opinion of the Federal Reserve Board, are closely related to banking.

     The Company serves the marketplace primarily through its wholly-owned banking subsidiary, Central Fidelity National Bank, a national banking association (the "Bank"), which is supervised and examined by the Comptroller of the Currency. At year-end 1996, the Bank operated 244 branch offices, including 27 full-service supermarket locations and 221 automated teller machines throughout the Commonwealth of Virginia. The Company, through the Bank and its other subsidiaries, provides a wide variety of financial services to a broad customer base of individuals, corporations, institutions and governments, primarily located in Virginia. The Bank is an issuer of MasterCard and VISA credit cards. Through the use of reciprocally shared automated teller machines, the Company can deliver services through its membership in the Internet/MOST regional and PLUS national networks of automated teller machines. The Company also engages in limited international banking activities, primarily in connection with foreign trade financing for Virginia-based companies. In addition to commercial activities, through its Financial Services Group, the Company generates noninterest income by sales of trust and fiduciary services, and other investment services.

     On September 18, 1995, the Company's other national bank subsidiary, Central Fidelity Bank, N.A., organized in 1986, was merged with the Company's principal bank subsidiary, Central Fidelity National Bank.

     Bank-related subsidiaries, all of which are wholly owned, are engaged in insurance and other bank-related services. Such subsidiaries, of which there are eleven, have made only a nominal contribution to revenues for each of the past five years. The bank-related companies are examined by the Federal Reserve.

     Central Fidelity conducts its commercial banking business under a variety of federal and state laws and regulations, some of which relate to interest rates, required reserves, transactions between the Company and its subsidiaries, restrictions on loans to officers, the use of correspondent balances, the establishment of branches and the acquisition of subsidiaries. In addition, the Federal Reserve Board has statutory authority to issue "cease and desist" orders to bank holding companies and their bank-related subsidiaries with respect to actions deemed to constitute a serious threat to the safety, soundness or stability of a subsidiary bank. In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. FDICIA requires that insured depository institutions maintain certain minimum capital standards and that federal bank regulatory authorities take prompt corrective action against those institutions that fail to meet these standards. FDICIA establishes five capital tiers. Central Fidelity's bank subsidiary ranks in the highest of those tiers, which is "well capitalized." FDICIA also contains a variety of other provisions that affect the operations of the Company's bank subsidiary, including reporting requirements and regulatory standards for real estate lending.

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

    On September 29, 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which eliminated the federal restrictions on interstate banking, was enacted. This legislation generally authorizes interstate acquisitions of banks by bank holding companies without geographic limitations commencing September 29, 1995, and authorizes interstate mergers of banks after May 31, 1997 subject to the ability of states to opt-out. In addition, the Interstate Banking Act recognizes state legislation which accelerates the implementation of interstate branching and mergers under certain circumstances. During 1995 the Virginia legislature adopted such legislation which became effective on July 1, 1995. The elimination of interstate banking restrictions will have no immediate effect on the Company's long-standing strategy to serve only Virginia markets. It is uncertain at this time what effect the elimination of interstate banking restrictions will have on the competitive environment in Virginia in the1 future.

    The Company is not dependent upon any single customer, or group of customers, nor is the Company significantly affected by seasonal changes.

FORM 10-K
------------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Properties

     The executive offices of Central Fidelity are located in the headquarters office of Central Fidelity National Bank, 1021 East Cary Street, Richmond, Virginia 23219. The Central Fidelity National Bank Building is in the James Center complex located in the heart of Richmond's business and financial district. The headquarters building consists of a 22 story office building and garage, approximately half of which is leased by the Company from a third party with an initial lease term that expires 2002.

     The Company's subsidiaries generally own their offices and facilities. However, either because of escalating property costs or statutes limiting the amount of a bank's investment in banking premises in relation to its capital, the Company has entered into operating leases for certain of its locations.

     As of December 31, 1996, the Company and its subsidiaries had consolidated net premises and equipment, including land, buildings, furnishings and equipment, leasehold improvements and capitalized leases of $157.1 million. For additional information, refer to notes 8 and 11 of the notes to financial statements.

FORM 10-K
-----------------------------------------------------------------------------
---------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Legal Proceedings

     There are legal proceedings from time to time pending against the Company and its subsidiaries arising during the normal course of business. In the opinion of management, after consultation with legal counsel, liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial position or results of operations.

FORM 10-K
------------------------------------------------------------------------------
----------------------------
Central Fidelity Banks, Inc. and Subsidiaries

Directors and Executive Officers of the Registrant

     Information with respect to the Directors of the Registrant is hereby incorporated by reference to the Registrant's definitive
Proxy Statement for use at the Annual Meeting of Shareholders on May
14, 1997.

     The names and ages of the executive officers of the Registrant together with their areas of responsibility are set forth herein. Except as otherwise indicated, each executive officer holds the same office in the Company and in the Bank. All of said officers were elected to their positions by the Board of Directors and will hold office until their successors are elected. All of said officers, except for Ms. Eberhardt and Master and Messrs. Baird, Foster, Plymale and Mapp, have served in executive positions for more than five years with the Registrant and or its subsidiaries. Ms. Master joined the Bank in 1988 as Human Resources manager. For several years prior thereto she was Human Resources manager for BDM Corporation, a Northern Virginia company that provided professional technical services for the defense industry. Ms. Master manages the Human Resources Division and was elected executive officer in 1991. Mr. Baird joined the Bank in 1992 in its mortgage banking division.
Just prior to joining the Bank, Mr. Baird was President and Chief Executive Officer of C&S/Sovran Mortgage Corporation and its predecessors for more than ten years. Mr. Baird was elected executive officer in 1992. After having served in various senior officer positions with the Bank for more than five years, Messrs. Foster and Mapp were elected executive officers in 1993, and Ms. Eberhardt and Mr. Plymale were elected in 1994 as executive officers.

     There are no family relationships between any of the officers nor are there any arrangements or understandings between them or any other person pursuant to which they were elected as an officer.

Lewis N. Miller, Jr., 53, Chairman of
  the Board of Directors and President
Jay O. Livingston, 50, Corporate Executive
  Vice President and Chief Administrative
  Officer
Deborah J. Brooks, 45, Corporate Executive
  Vice President, Retail Banking
Philip G. Hug, 54, Corporate
  Executive Vice President, Commercial
James W. Koeniger, 50, Corporate Executive
  Vice President, Financial Services
Maryann Master, 48, Corporate Executive
  Vice President, Human Resources
John T. Percy, Jr., 51, Corporate
  Executive Vice President, Investments
William H. Pruitt, 49, Corporate Executive
  Vice President, Loan Administration
Jane D. Sorah, 49, Corporate Executive
  Vice President, Retail Lending
William N. Stoyko, 50, Corporate Executive
  Vice President, Secretary and Senior
  Corporate Counsel, Legal Administration
Charles W. Tysinger, 48, Corporate Executive
  Vice President and Treasurer, Finance
Nancy K. Eberhardt, 43, Corporate
  Executive Officer and President,
  Northern Region
Rodger W. Fauber, 55, Corporate
  Executive Officer and President,
  Western Region*
William I. Foster, III, 41, Corporate
  Executive Officer and President,
  Eastern Region
Stephen W. Mapp, 45, Corporate Executive
  Officer and President, Capital Region
Monty W. Plymale, 50, Corporate
  Executive Officer and President,
  Commonwealth Region
Bryant W. Baird, Jr., 60, President,
  Central Fidelity Mortgage Division
  of Central Fidelity National Bank
James F. Campbell, 58, Senior Vice
  President and Controller
John S. Moore, 45, Senior Vice
  President and Auditor

* Retired effective December 31, 1996.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K
------------------------------------------------------------------------------
----------------------------
Central Fidelity Banks, Inc. and Subsidiaries

   The following documents are filed as part of this report:

(a)1. Financial Statements:
      Consolidated Balance Sheet -
        December 31, 1996 and 1995
      Statement of Consolidated Income -
        Years ended December 31, 1996, 1995 and 1994
      Statement of Consolidated Cash Flows -
        Years ended December 31, 1996, 1995 and 1994
      Statement of Changes in Consolidated Shareholders' Equity -
        Years ended December 31, 1996, 1995 and 1994
      Notes to Financial Statements
      Independent Auditors' Report

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

(b) Reports on Form 8-K:
    There were no reports filed on Form 8-K during the fourth quarter ended December 31, 1996.

(c) Exhibits **

    ** A list of Exhibits was filed separately. Copies of any Exhibits not contained herein may be obtained by writing to William N. Stoyko, Corporate Secretary, Central Fidelity Banks, Inc., Post Office Box 27602, Richmond, Virginia 23261-7602.

SIGNATURES
----------------------------------------------------------------------------
----------------------------
Central Fidelity Banks, Inc. and Subsidiaries

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Fidelity Banks, Inc.

Lewis N. Miller, Jr.
Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Charles W. Tysinger
Corporate Executive Vice President and Treasurer
(Principal Financial Officer)

James F. Campbell
Senior Vice President and Controller
(Principal Accounting Officer)

Date: March 5, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 5, 1997 by a majority of the Registrant's Board of Directors as follows:
Robert L. Freeman, T. Justin Moore, III, Jack H. Ferguson,
Kenneth S. White, G. Bruce Miller, William G. Reynolds, Jr.,
James F. Betts, Lloyd U. Noland, III, Alvin R. Clements,
Richard L. Morrill and Phyllis L. Cothran

                                                   Exhibit Index



Exhibit No.     Document
--------------      --------------

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

                                                                     EXHIBIT 11

                     Exhibit No. 11 to Annual Report on Form 10-K
                           Central Fidelity Banks, Inc.
                            Commission File No. 0-8829
                  Statement Re Computation of Per Share Earnings

(In Thousands, except per share data)

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      1996     1995     1994
                                                    ---------------------------
Net income                                          $112,702 $105,370  $84,864
                                                    ========= =======  =======

Shares:
  Weighted average number of common shares
    outstanding used in computing primary
    earnings per share                                59,737   59,674   58,742
  Dilutive stock options - based on
    treasury stock method                              1,021      899    1,119
                                                    ---------------------------
  Weighted average number of common shares
    used in computing fully diluted
    earnings per share                                60,758   60,573   59,861
                                                    ================== =======

Earnings per share:
  Primary earnings per share                           $1.89    $1.77    $1.45

  Fully diluted earnings per share                     $1.85    $1.74    $1.42


                                                     EXHIBIT 21

                Exhibit No. 21 to Annual Report on Form 10-K
                        Central Fidelity Banks, Inc.
                         Commission File No. 0-8829
                      Subsidiaries of the Registrant

The list below shows all of the subsidiaries of Central Fidelity Banks, Inc., their relationship by percentage of stock owned and the state of incorporation.
All are included in the consolidated financial statements at December 31, 1996, which are incorporated in this report.

                             Percentage
                              Owned by              State of
                             Registrant          Incorporation
            Registrant
    ---------------------    ----------         ----------------
Central Fidelity Banks, Inc.    ---                 Virginia

      Subsidiaries
     --------------
Central Fidelity National
  Bank                          100             National Banking
Richmond, Virginia

CFB Insurance Agency, Inc.      100                 Virginia
Richmond, Virginia

Central Fidelity Services,
  Inc.                          100                 Virginia
Lynchburg, Virginia

Central Fidelity Properties,
  Inc.                          100                 Virginia
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


Exhibit 23



CONSENT OF INDEPENDENT AUDITORS






The Board of Directors and Shareholders
Central Fidelity Banks, Inc.:


We consent to incorporation by reference in (1) Registration Statement No. 2-86240 on Form S-8, (2) Registration Statement No. 33-51393 on Form S-8, (3) Registration Statement No. 33-61694 on Form S-3, (4) Registration Statement No. 33-55311 on Form S-3, (5) Registration Statement No. 33-61039 on Form S-8, (6) Registration Statement No. 33-61933 on Form S-8, (7) Registration Statement No. 33-62989 on
Form S-8, and (8) Registration Statement No. 333-01749 on Form S-3
of Central Fidelity Banks, Inc. of our report dated January 15, 1997 relating to the consolidated balance sheet of Central Fidelity Banks, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders' equity for each of the years in the three-year period ended December 31, 1996, which report appears on page 33 of this 1996 annual report on Form 10-K of Central Fidelity Banks, Inc.





                                                  KPMG PEAT MARWICK LLP


Richmond, Virginia
March 17, 1997