Form 10-K/A
period 1996-12-31
CENTRAL FIDELITY BANKS INC
filed 1997-03-20
CIK 276235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A  - AMENDMENT NO. 1
(This amendment is to include the Form 10-K cover sheet and the Consolidated Bank Balance Sheet that were inadvertently excluded from the original filing)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT 1934

For the fiscal year ended December 31, 1996

COMMISSION FILE NUMBER 0-8829

CENTRAL FIDELITY BANKS, INC.
(Exact name of registrant as specified in its charter)

          Virginia				          54-1091649
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

1021 East Cary Street, P. O. Box 27602, Richmond, Virginia 23261-7602
   (Address of Principal Executive Offices)                (Zip Code)

(804) 782-4000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock at $5 par value, with Preferred Stock Purchase Rights attached (Title of class)

     Common shares outstanding as of March 3, 1997 - 58,604,421

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                                     No

     The registrant's Proxy Statement for use at the Annual Meeting of Shareholders on May 14, 1997, is incorporated by reference in Part III of this Form 10-K. Said Proxy Statement also contains information with respect to compliance with item 405 of Regulation S-K.

     The aggregate market value of the registrant's voting stock held by nonaffiliates as of March 3, 1997 was $1,665,420,000.

     No action has been taken on the part of the Securities and Exchange Commission to approve or disapprove of this Form 10-K and Annual Report to Shareholders or to pass upon its accuracy or adequacy.


CONSOLIDATED BANK BALANCE SHEET
-----------------------------------------------------------------------
Central Fidelity National Bank and Subsidiaries

(In Thousands) December 31,
                                                  1996        1995
-----------------------------------------------------------------------
Assets
-----------------------------------------------------------------------
Cash and due from banks (note 4)                 $304,620     $338,497
Temporary investments:
  Federal funds sold and securities
    purchased under agreements to resell           62,619      120,130
  Other money market investments                  50,000       75,000
  Trading account securities                        4,061          422
-----------------------------------------------------------------------
    Total temporary investments                   116,680      195,552
-----------------------------------------------------------------------
Assets available for sale:
  Securities                                    3,062,919    3,619,102
  Loans                                            26,085       15,653
-----------------------------------------------------------------------
    Total assets available for sale             3,089,004    3,634,755
-----------------------------------------------------------------------
Loans (note 6)                                  6,690,751    6,301,160
  Allowance for loan losses (note 7)             (110,000)    (110,000)
-----------------------------------------------------------------------
    Net loans                                   6,580,751    6,191,160
-----------------------------------------------------------------------
Accrued interest receivable                        61,745       67,399
Premises and equipment, net (note 8)              157,119      152,879
Due from customers on acceptances                  11,009       18,741
Other assets (notes 6, 9 and 12)                  157,253      144,603
-----------------------------------------------------------------------
    Total assets                              $10,478,181  $10,743,586
----------------------------------------------============  ==========
Liabilities
-----------------------------------------------------------------------
Deposits:
  Demand                                       $1,189,819   $1,037,911
  Interest checking                               729,233      687,505
  Regular savings                                 724,264      727,951
  Consumer certificates                         3,944,228    4,134,031
  Money market accounts                           995,695    1,050,158
  Certificates of deposit $100,000 and over       488,226      348,347
-----------------------------------------------------------------------
    Total deposits                              8,071,465    7,985,903
-----------------------------------------------------------------------
Borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase           938,589    1,058,465
  Other short-term borrowings                      39,401       54,963
  Medium-term notes (note 11)                          --      252,250
  Federal Home Loan Bank borrowings (note 11)     400,080      350,700
  Note payable to parent company                  150,000      150,000
  Long-term debt (note 11)                            324          386
  Capitalized lease obligations (note 8)            7,334        7,746
-----------------------------------------------------------------------
    Total borrowings                            1,535,728    1,874,510
-----------------------------------------------------------------------
Accrued interest payable                           29,131       37,884
Bank acceptances outstanding                       11,009       18,741
Accounts payable and accrued liabilities
  (note 14)                                        27,313       38,947
-----------------------------------------------------------------------
    Total liabilities                           9,674,646    9,955,985
-----------------------------------------------------------------------
Shareholder's Equity
-----------------------------------------------------------------------
Common stock                                      167,275      167,275
Capital surplus                                   174,376      174,376
Retained earnings (note 2)                        452,660      422,085
Unrealized gains on securities available for sale,
  net of income taxes                               9,224       23,865
-----------------------------------------------------------------------
    Total shareholder's equity (note 19)          803,535      787,601
-----------------------------------------------------------------------
Commitments and contingent liabilities (notes 8, 14 and 17)
    Total liabilities and shareholder's equity$10,478,181  $10,743,586
----------------------------------------------============  ==========
-----------------------------------------------------------------------
The notes are an integral part of the financial statements.

                      SIGNATURES
                 --------------------

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL FIDELITY BANKS, INC.
-------------------------------------------------
        (Registrant)



/s/ James F. Campbell
James F. Campbell
Senior Vice President & Controller
(Principal Accounting Officer)

Date: March 20, 1997