Form 10-Q
period 1997-03-31
CENTRAL FIDELITY BANKS INC
filed 1997-05-13
CIK 276235

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                        Form 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997


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


     As of May 6, 1997, the latest practicable date, Central Fidelity Banks, Inc. had 56,596,035 shares of its Common Stock outstanding. This is the only class of outstanding shares.
                                                              	1


        CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES

                                         FORM 10-Q

                 FOR THE QUARTER ENDED MARCH 31,1997

       				                                                              Page

PART I.  FINANCIAL INFORMATION

         Item 1.Financial Statements                  			                3-4
                Consolidated Balance Sheet                            	      	      5-6
                Statement of Consolidated Income                                        7
                Statement of Consolidated Cash Flows                                 8
                Statement of Changes in Consolidated Shareholders'
                  Equity                                                                                   9
                Supplemental Data to Financial Statements:
                    Consolidated Financial Highlights                                  10
                    Average Balances and Interest Rates (Taxable
                       Equivalent Basis)                                                     11-12
                    Selected Loan Loss Data                                                  13
                    Nonperforming Assets and Past-due Loans                     14

Item 2.Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                     15-22

PART II. OTHER INFORMATION

           Item 6.Exhibits and Reports on Form 8-K                                 23

SIGNATURES                                                                                      24

EXHIBIT INDEX                                                                                  25

                                                          	2

                           PART I
                        -----------

                   FINANCIAL INFORMATION
                -----------------------------------------

                CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 1997, the statement of consolidated income, the statement of consolidated cash flows and the statement of changes in consolidated shareholders' equity for the three-month periods ended March 31, 1997 and 1996 are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1996 which is the source of the Company's balance sheet as of that date.

ACCOUNTING CHANGE
------------------------------------
Change in Accounting Principles
----------------------------------------------

     On January 1, 1997, the Company adopted Statement of Financial
Accounting Standards No. 125, "Accounting for Transfers and Servicing
of Financial Assets and Extinguishments of Liabilities," (SFAS 125), which requires companies to recognize the financial and servicing assets it controls and the liabilities it has incurred after a transfer of financial assets, and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.
The adoption of SFAS 125 is not expected to have a material impact on the financial condition or results of operations of the Company.
						3


     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per
Share," in February, 1997. SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. SFAS 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will implement the new disclosures at December 31, 1997, as required. The adoption of SFAS 128 will not have a material effect on the Company's EPS.

     The Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of
Information about Capital Structure," in February, 1997. SFAS 129 requires all entities, public and nonpublic, that were subject to the requirements of APB Opinions No. 10, "Omnibus Opinion," No. 15, "Earnings Per Share,"
and FASB Statement No. 47, "Disclosure of Long-Term Obligations" to
disclose certain information about its capital structure. The Company will implement the new disclosures at December 31, 1997, as required. The adoption of SFAS 129 is not expected to have a material impact on the financial condition or results of operations of the Company.
						4


CONSOLIDATED BALANCE SHEET
Central Fidelity Banks, Inc. and Subsidiaries
------------------------------------------------------------------
(In thousands, except share data)
                                           March 31,  December 31,
                     		                         1997        1996
------------------------------------------------------------------
ASSETS
------------------------------------------------------------------
Cash and due from banks                      $261,680    $304,661
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                   260,150       96,515
  Other money market investments                    --        50,000
  Trading account securities                         1,804          4,061
------------------------------------------------------------------
      Total temporary investments             261,954      150,576
------------------------------------------------------------------
Assets available for sale:
  Securities                          	           2,929,675   3,069,624
  Loans                                                  	      19,219        26,085
------------------------------------------------------------------
      Total assets available for sale        2,948,894    3,095,709
------------------------------------------------------------------
Loans                                     		6,788,875    6,690,751
  Allowance for loan losses                    (110,000)    (110,000)
------------------------------------------------------------------
      Net loans                       	           6,678,875   6,580,751
------------------------------------------------------------------
Accrued interest receivable                       60,617         61,819
Premises and equipment, net                   161,933      157,119
Due from customers on acceptances           6,576         11,009
Other assets                                 	    189,127      178,716
------------------------------------------------------------------
      Total assets                     	       $10,569,656 $10,540,360
------------------------------------------ ==========  ==========

           	                                March 31,  December 31,
LIABILITIES        	                           1997        1996
------------------------------------------------------------------
Deposits:
  Demand                                  		 $1,194,357  $1,189,808
  Savings and other time                          6,360,495   6,393,420
  Certificates of deposit $100,000
     and over                                                 462,571     488,226
------------------------------------------------------------------
      Total deposits                       	   8,017,423   8,071,454
------------------------------------------------------------------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase          1,016,152     907,875
  Other short-term borrowings                      63,699       72,274
  Federal Home Loan Bank borrowings      396,661     400,080
  Long-term debt                           	       150,299     150,324
  Capitalized lease obligations                 	 7,325         7,334
------------------------------------------------------------------
      Total borrowings                    	     1,634,136   1,537,887
------------------------------------------------------------------
Dividends payable                               		12,897        13,059
Accrued interest payable                      	 32,018       29,160
Bank acceptances outstanding                  	   6,576       11,009
Accounts payable and accrued liabilities        44,422       31,292
------------------------------------------------------------------
      Total liabilities               		       9,747,472   9,693,861
------------------------------------------------------------------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------
Preferred stock, none issued                  		     --          --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 58,599,425
  and 59,378,319, respectively               	 292,997     296,892
Capital surplus                               		 152,158     171,926
Unamortized deferred compensation                    (750)             --
Retained earnings                           		  385,953     368,457
Unrealized gains (losses) on securities available
  for sale, net of income taxes              		    (8,174)        9,224
------------------------------------------------------------------
      Total shareholders' equity           	            822,184     846,499
------------------------------------------------------------------
      Total liabilities and shareholders'
          equity                                               $10,569,656 $10,540,360
------------------------------------------ ==========  ==========
------------------------------------------------------------------

STATEMENT OF CONSOLIDATED INCOME
Central Fidelity Banks, Inc. and Subsidiaries
---------------------------------------------------------------
(In thousands, except share and per share data)
For the three months ended March 31,
                                           1997        1996
---------------------------------------------------------------
Income From Earning Assets
---------------------------------------------------------------
Interest and fees on loans                $148,058    $139,161
Interest on securities available for sale:
  U.S. Government and agencies          30,600      36,211
  States and political subdivisions          1,334        1,501
  Other                                                   15,970      18,802
Interest on loans available for sale            308           242
Interest on money market investment       991        1,568
Interest on trading account securities          67             13
----------------------------------------------------------------
    Total income from earning assets   197,328    197,498
----------------------------------------------------------------
Interest Expense
---------------------------------------------------------------
Interest on deposits                    	            77,510      81,336
Interest on federal funds purchased and securities
  sold under agreements to repurchase    11,224      12,701
Interest on other short-term borrowings       759          977
Interest on medium-term notes                        --        2,500
Interest on Federal Home Loan Bank
  borrowings                                                5,976       6,137
Interest on long-term debt                          2,510       2,502
Interest on capitalized lease obligations        147          170
----------------------------------------------------------------
    Total interest expense               	     98,126     106,323
----------------------------------------------------------------
Net interest income                       	     99,202       91,175
Provision for loan losses               	     14,233       10,307
----------------------------------------------------------------
    Net income from earning assets            84,969       80,868
----------------------------------------------------------------
Noninterest Income
---------------------------------------------------------------
Trust income                               	        4,495        4,295
Deposit fees and charges                  	        9,937        9,363
Profits on securities available for sale and
  trading account securities, net                    1,465           156
Other income                                 	         8,633        6,825
----------------------------------------------------------------
    Total noninterest income              	       24,530      20,639
----------------------------------------------------------------
Noninterest Expense
---------------------------------------------------------------
Personnel expense                          	        37,540      34,316
Occupancy and equipment expense             11,988      11,546
FDIC insurance expense      	                       394            654
Other real estate expense                   		   181            887
Other expense                              	        14,384        13,065
----------------------------------------------------------------
    Total noninterest expense             	        64,487        60,468
----------------------------------------------------------------
Earnings
---------------------------------------------------------------
Income before income taxes                	        45,012        41,039
Income tax expense                         	        14,619        13,058
----------------------------------------------------------------
    Net income                        		      $30,393      $27,981
---------------------------------------   ========    ========
Earnings Per Share
---------------------------------------------------------------
Net income                                 	          $0.52          $0.47
Average shares outstanding                   58,864,168  60,292,019
---------------------------------------------------------------

STATEMENT OF CONSOLIDATED CASH FLOWS
Central Fidelity Banks, Inc. and Subsidiaries
----------------------------------------------------------------------
(In thousands) For the three months ended March 31,
                                                   		1997       1996
----------------------------------------------------------------------
OPERATING ACTIVITIES
----------------------------------------------------------------------
Net income                                        	 $30,393    $27,981
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for loan losses                      	 14,233     10,307
    Depreciation of premises and equipment           4,275      3,950
    Net amortization of premium and accretion of discount
      on securities available for sale                (209)      (210)
    Gains on securities available for sale          (1,223)      (320)
    Deferred income taxes                             (535)      (764)
    (Increase) decrease in trading account
       securities                                                   2,257     (2,064)
    Originations of loans available for sale       (33,429)   (34,543)
    Purchases of loans available for sale          (21,915)   (31,383)
    Proceeds from sales of loans available for
       sale                                                               62,291     55,387
    Decrease in accrued interest receivable          1,202        946
    Increase (decrease) in accrued interest
       payable                                                         2,858     (2,403)
    Other, net                                    		  12,611     12,892
----------------------------------------------------------------------
        Net cash provided by operating activities    72,809     39,776
----------------------------------------------------------------------
INVESTING ACTIVITIES
----------------------------------------------------------------------
Purchases of securities available for sale        (151,670)  (148,040)
Proceeds from sales of securities available
   for sale                                                              80,327    146,616
Proceeds from maturities and repayments of securities
  available for sale                           		    185,958    167,819
Net increase in loans                            		 (116,454)   (62,677)
Purchases of premises and equipment                 (9,105)    (5,879)
Proceeds from the disposition of premises
   and equipment                      			         5      1,215
Proceeds from the disposition of foreclosed
   properties						     4,182      1,376
----------------------------------------------------------------------
        Net cash provided (used) by investing
           activities 					    (6,757)   100,430
----------------------------------------------------------------------
FINANCING ACTIVITIES
----------------------------------------------------------------------
Net decrease in demand, interest checking and
  regular savings deposits                        	(649,664)   (15,316)
Net decrease in consumer certificates              (71,422)   (22,800)
Net increase (decrease) in money market accounts   692,710     (6,076)
Net decrease in certificates of deposit $100,000
     and over						   (25,655)  (143,064)
Net increase in short-term borrowings               99,702     11,664
Payments on medium-term notes                           --   (150,000)
Proceeds from FHLB borrowings                       23,381     57,200
Payments from FHLB borrowings                      (26,800)        --
Payments on long-term debt and capitalized
    lease obligations				      (110)      (124)
Proceeds from issuance of common stock               3,263      5,294
Common stock purchased                             	(27,744)   (15,226)
Cash dividends                                     		(13,059)   (12,052)
----------------------------------------------------------------------
        Net cash provided (used) by financing
            activities					     4,602   (290,500)
----------------------------------------------------------------------
        Increase (decrease) in cash and cash
            equivalents					    70,654   (150,294)
        Cash and cash equivalents at beginning
            of year					   451,176    571,314
----------------------------------------------------------------------
        Cash and cash equivalents at end of
            period					   521,830    421,020
------------------------------------------------  ========   ========
----------------------------------------------------------------------

STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
Central Fidelity Banks, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------
-------

												Unrealized
              Gains
												(Losses)
                                                                                               Unamortized                   on
												Securities    Total
(In thousands)                         Common   Stock       Capital    Deferred        Retained
												Available    Shareholders
For the three months ended
  March 31, 1996                       Shares    Amount     Surplus   Compensation Earnings     for
													Sale       Equity
--------------------------------------------------------------------------------------------------------------
-------
Balance at beginning of period      40,193   $200,964   $195,151          $--   $406,567
$23,865      $826,547
Net income                             		 -- 	        -- 	        --           --     27,981
--        27,981
Common stock issued under Plans        206      1,034      4,260         	  -- 	        --
	  --       5,294
Common stock purchased                (449)    (2,247)   (12,979)         	 --  	       --
--       (15,226)
Cash dividends declared on common
   stock					     --         -- 		        --           --    (12,030)
--       (12,030)
Change in unrealized gains on securities
  available for sale, net of income
   taxes of $13,056  			   --	         -- 	        --           --   	      --
(24,247)      (24,247)
--------------------------------------------------------------------------------------------------------------
-------
Balance at end of period            39,950   $199,751   $186,432          $--   $422,518
($382)     $808,319
-----------------------------------=======   =========  =========   =========
=========    =========
=========

For the three months ended March 31, 1997
--------------------------------------------------------------------------------------------------------------
-------
Balance at beginning of period      59,378   $296,892   $171,926          $--   $368,457
$9,224      $846,499
Net income                            		  --	         -- 	        --           --  	   30,393
--        30,393
Common stock issued under Plans        178        893    	  2,370           --   	      --
--         3,263
Grant of shares of restricted stock
    awards					    32        158  	      660         (818)        --
--            --
Amortization of deferred
    compensation				     --  	       -- 	        --           68   	      --
--            68
Common stock purchased             	   (989)    (4,946)   (22,798)          -- 	        --
--       (27,744)
Cash dividends declared on common
   stock					     --  	       --  	       --          	 --  	  (12,897)
--       (12,897)
Change in unrealized gains on securities
   available for sale, net of income
   taxes of $9,368   				     --         -- 		        --           -- 	        --
(17,398)      (17,398)
--------------------------------------------------------------------------------------------------------------
-------
Balance at end of period            58,599   $292,997   $152,158        ($750)  $385,953
($8,174)     $822,184
-----------------------------------=======   =========  =========   =========
=========    =========
=========
--------------------------------------------------------------------------------------------------------------
-------


CONSOLIDATED FINANCIAL HIGHLIGHTS
Central Fidelity Banks, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------
-----------
(In thousands, except share and per share data)
For the three months ended March 31,                                                1997          1996        	Change
--------------------------------------------------------------------------------------------------------------
-----------
Results Of Operations
--------------------------------------------------------------------------------------------------------------
-----------
Net interest income (tax-equivalent basis)                                         $100,883       $92,936         8.6 %
Provision for loan losses                                                            14,233        10,307         38.1
Noninterest income                                                                   24,530        20,639         18.9
Noninterest expense                                                                  64,487        60,468          6.6
Net income                                                                           30,393        27,981          8.6

Per Share Data
--------------------------------------------------------------------------------------------------------------
-----------
Net income                                                                            $0.52         $0.47         10.6 %
Book value                                                                            14.04         13.49          4.1

Average Daily Balance
--------------------------------------------------------------------------------------------------------------
-----------
Assets                                                                          $10,313,121   $10,468,948         (1.5)%
Loans                                                                             6,735,133     6,335,868          6.3
Earning assets                                                                    9,798,524     9,936,202         (1.4)
Deposits                                                                          7,917,348     7,819,641          1.2
Shareholders' equity                                                                823,761       822,450          0.2
Common shares                                                                    58,864,168    60,292,019         (2.4)

Balance At Quarter-End
--------------------------------------------------------------------------------------------------------------
-----------
Assets                                                                          $10,569,656   $10,534,452          0.3 %
Loans                                                                             6,808,094     6,376,365          6.8
Earning assets                                                                    9,999,723     9,973,720          0.3
Deposits                                                                          8,017,423     7,798,642          2.8
Shareholders' equity                                                                822,184       808,319          1.7
Common shares                                                                    58,599,425    59,921,747         (2.2)

Key Performance Ratios (Basis point change)
--------------------------------------------------------------------------------------------------------------
-----------
Return on average assets                                                               1.18 %        1.07 %       0.11
Return on average shareholders' equity                                                14.76         13.61         1.15
Net interest margin (tax-equivalent basis)                                             4.18          3.76         0.42
Efficiency                                                          	                  51.88         52.53        (0.65)
Allowance for loan losses as a percentage of loans                                  1.62          1.73     (0.11)
Equity to total assets                                                                 7.78          7.67         0.11
Risk-based capital                                                                    13.09         13.17        (0.08)
--------------------------------------------------------------------------------------------------------------
-----------
COMMON STOCK PERFORMANCE AND DIVIDENDS
--------------------------------------------------------------------------------------------------------------
-----------
                                                                  Common Stock Prices
                                        ----------------------------------------------------                      Dividends
                                                   1997                       1996                                Per Share
                                        ----------------------------------------------------  -------------------------
                                           High          Low          High          Low           1997         1996
                               -----------  -----------  ------------  ------------  ------------  -----------
First Quarter                      $30.25       $25.13        $23.00        $21.09         $.22         $.20
Second Quarter                                                        23.67         22.00               		   .22
Third Quarter                                                         25.38         21.50                 		.22
Fourth Quarter                                                        27.50         24.00                		.22
--------------------------------------------------------------------------------------------------------------
-----------

AVERAGE BALANCES AND INTEREST RATES (Taxable Equivalent Basis)
Central Fidelity Banks, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------
-

(In thousands) For the three months ended March 31,    1997                                1996
--------------------------------------------------------------------------------------------------------------
-
                                          Average               Yield/      Average                  Yield/
                                          Balance    Interest    Rate       Balance      Interest     Rate
--------------------------------------------------------------------------------------------------------------
-
Assets
--------------------------------------------------------------------------------------------------------------
-
Interest-earning assets:
  Loans:
    Commercial and commercial
       real estate  		 $2,136,595    $43,368     8.23 %  $1,994,064       $42,090     8.49
%
    Construction                            318,291      7,306     9.31       285,169         6,495     9.16
    Residential real estate               1,617,680     30,346     7.61     1,607,454        29,363
7.35
    Consumer second mortgage                778,077     18,348     9.56       622,031        15,122
9.78
    Installment                           1,032,942     22,128     8.69     1,044,530        22,260     8.57
    Bank card                               836,094     27,276    13.23       769,608        24,659    12.89
-------------------------------------------------------------------       --------------------------
                                          6,719,679    148,772     8.98     6,322,856       139,989     8.90
  Assets available for sale:
    Securities:
      U.S. Government and agencies        1,902,033     30,600     6.52     2,233,721
36,211     6.52
      States and political subdivisions      96,925      2,036     8.40       112,704         2,309
8.20
      Other                                 989,402     16,228     6.65     1,134,828        18,842     6.68
-------------------------------------------------------------------       --------------------------
                                          2,988,360     48,864     6.63     3,481,253        57,362     6.63
    Loans                                    15,454        308     8.09        13,012           242     7.49
-------------------------------------------------------------------       --------------------------
                                          3,003,814     49,172     6.64     3,494,265        57,604     6.63
  Money market investments                   72,554        991     5.54       118,134         1,649
5.61
  Trading account securities                  2,477         74    12.12           947            17     7.09
-------------------------------------------------------------------       --------------------------
        Total interest-earning assets     9,798,524   $199,009     8.24 %   9,936,202
$199,259     8.07 %
----------------------------------------------------  ========            ------------     ========
Noninterest-earning assets:
  Cash and due from banks                   248,295                           267,549
  Premises and equipment, net               158,957                           152,978
  Other assets                              217,345                           222,219
  Allowance for loan losses                (110,000)                         (110,000)
----------------------------------------------------                      ------------
        Total assets                    $10,313,121                       $10,468,948
---------------------------------------- ==========                        ==========

Liabilities and Shareholders' Equity                   1997                                1996
--------------------------------------------------------------------------------------------------------------
-
Interest-bearing liabilities:
  Interest checking                        $721,166     $3,602     2.03 %    $684,446        $3,433
2.02 %
  Regular savings                           727,711      4,752     2.65       733,436         4,982     2.73
  Consumer certificates                   3,909,039     53,432     5.54     4,121,389        58,936
5.75
  Money market accounts                   1,023,147      9,908     3.93     1,056,627        10,499
4.00
  Certificates of deposit $100,000
     and over					    442,260      5,816     5.33       253,209         3,486
5.54
  Federal funds purchased and repos         897,063     11,224     5.07       987,229        12,701
5.17
  Other short-term borrowings                61,165        759     5.03        79,795           977
4.93
  Medium-term notes                              --         --       --       176,426         2,500     5.70
  Federal Home Loan Bank borrowings         397,915      5,976     6.09       386,458
6,137     6.39
  Long-term debt                            150,312      2,510     6.77       150,376         2,502     6.69
  Capitalized lease obligations               7,266        147     8.20         7,686           170     8.90
-------------------------------------------------------------------       --------------------------
        Total interest-bearing
           liabilities				  8,337,044    $98,126     4.77 %   8,637,077
$106,323     4.95 %
----------------------------------------------------  ========            ------------     ========
Noninterest-bearing liabilities:
  Demand deposits                         1,094,025                           970,534
  Other                                      58,291                            38,887
----------------------------------------------------                      -----------------
        Total noninterest-bearing
            liabilities			  1,152,316                         1,009,421
Shareholders' equity                        823,761                           822,450
----------------------------------------------------                      -----------------
        Total liabilities and
           shareholders' equity	$10,313,121                       $10,468,948
---------------------------------------- ==========                        ==========
Net interest earnings                                 $100,883                              $92,936
----------------------------------------              ========                             ========
Net interest spread                                                3.47 %                               3.12 %
----------------------------------------                         ======                               ======
Net interest margin                                                4.18 %                               3.76 %
----------------------------------------                         ======                               ======
--------------------------------------------------------------------------------------------------------------
-


SELECTED LOAN LOSS DATA
Central Fidelity Banks, Inc. and Subsidiaries
---------------------------------------------------------------------
<CAPTION
(In thousands) For the three months ended
    March 31,					    1997        1996
---------------------------------------------------------------------
Balance at beginning of period                  $110,000    $110,000
Provision charged to expense                      14,233      10,307
---------------------------------------------------------------------
                                                 124,233     120,307
Loans charged off:
  Commercial and commercial real estate            2,919       1,539
  Construction                                        92         500
  Residential real estate                             93         138
  Installment                                      4,930       4,646
  Bank card                                       10,461       7,580
---------------------------------------------------------------------
    Total charge-offs                             18,495      14,403
---------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and commercial real estate              853         670
  Construction                                       131         702
  Residential real estate                              2           2
  Installment                                      2,229       1,900
  Bank card                                        1,047         822
---------------------------------------------------------------------
    Total recoveries                               4,262       4,096
---------------------------------------------------------------------
    Net charge-offs                               14,233      10,307
---------------------------------------------------------------------
Balance at end of period                        $110,000    $110,000
---------------------------------------------  =========   =========
Average loans                                 $6,735,133  $6,335,868
Loans at period-end                           $6,808,094  $6,376,365
Ratio of provision for loan losses to
   average loans				       0.85%       0.65%
Ratio of net charge-offs to average loans           0.85%       0.65%
Ratio of allowance for loan losses to loans
   at period-end					      1.62%       1.73%
---------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST-DUE LOANS
Central Fidelity Banks, Inc. and Subsidiaries
---------------------------------------------------------------------------------
(In thousands)
<CAPTIO                                   March  31, 		December 31,
                                                 1997        1996       		 1996
---------------------------------------------------------------------------------
Nonperforming Assets
---------------------------------------------------------------------------------
Nonaccrual loans:
  Land acquisition, land development
    or construction:
      Commercial                                  $3,727      $6,131      $3,912
      Residential                                  9,904      11,603      12,060
  Residential real estate                          7,204       4,957       6,100
  Commercial real estate                           8,467       9,988       8,480
  Commercial and industrial                        8,208       8,772       8,020
---------------------------------------------------------------------------------
    Total nonaccrual loans                        37,510      41,451      38,572
---------------------------------------------------------------------------------
Restructured loans                                    --          --          --
---------------------------------------------------------------------------------
    Total nonperforming loans                     37,510      41,451      38,572
---------------------------------------------------------------------------------
Foreclosed properties:
  Land and developed lots:
    Commercial                                     2,009       2,640       2,010
    Residential                                    9,748       9,742       7,917
  Residential real estate                          3,252       3,982       4,448
  Commercial real estate                             836       1,880       1,081
---------------------------------------------------------------------------------
    Total foreclosed properties                   15,845      18,244      15,456
---------------------------------------------------------------------------------
    Total nonperforming assets                   $53,355     $59,695     $54,028
---------------------------------------------    =======     =======     =======
Ratio of nonperforming assets to
  loans and foreclosed properties                   0.78%       0.93%       0.80%
---------------------------------------------------------------------------------
Past-due Loans (90 days or more and still accruing)
---------------------------------------------------------------------------------
  Commercial and construction                       $759      $1,147      $2,451
  Residential real estate                          8,406       6,623       7,508
  Installment                                      4,981       3,832       5,795
  Bank card                                       10,292       8,262      10,192
---------------------------------------------------------------------------------
    Total past-due loans                         $24,438     $19,864     $25,946
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

Results of Operations
-----------------------------

     Net income for the first three months ended March 31, 1997 was $30.4 million, 8.6% higher than the $28.0 million earned in the first three months of 1996. On a per share basis, net income increased 10.6% to $.52 from $.47.

     On a tax-equivalent basis, net interest income for the three months ended March 31, 1997 was $100.9 million, an 8.6% increase from the net interest income earned in the corresponding 1996 period. The net interest margin was 4.18% for the three months ended March 31, 1997, up
42 basis points from 3.76% during the same period in 1996. The growth in net interest income and net interest margin during the first three months of 1997 were impacted by the higher yield on earning assets and a reduced cost of interest-bearing liabilities. For the first three months of 1997, average earning assets and interest earned on earning assets declined
$137.7 million and $250,000, respectively, from the level recorded in the first three months of 1996. The declines in average earning assets and interest earned on earning assets were due primarily to the lower levels in securities available for sale and money market investments during the first three months of 1997. The yield on average earning assets increased 17 basis points. The average interest-bearing liabilities declined $300,000, or 3.5% from the three months ended March
31, 1996. Interest expense on interest-bearing liabilities declined $8.2 million to $98.1 million, or 7.7%, from the corresponding 1996 period, and the cost of interest-bearing liabilities declined 18 basis points.
						15

     For the three-month period ended March 31, 1997, the Company's interest rate swap activities resulted in declines in interest income of $283,000 and interest expense of $469,000 compared to a $197,000 decrease in interest income and a $126,000 increase in interest expense for the corresponding period in 1996. The Company's interest rate swap activities resulted in increase of net interest income of $186,000 for the three months ended March 31, 1997 and reduction of net interest income of $323,000 for the same period in 1996.

     The provision for loan losses was $14.2 million for the three months ended March 31, 1997 compared with $10.3 million recorded for the corresponding period in 1996. The increase in the provision was prompted by a higher level of net charge-offs. The higher levels of net charge-offs for the first three months of 1997 resulted principally from continued losses in consumer portfolios and a $2.3 million nonrecurring loss in the commercial loan portfolio.

     Noninterest income totalled $24.5 million for the three months ended March 31, 1997 compared with $20.6 million for the same period in 1996, representing an increase of 18.9% The increase resulted from higher trust income and profits on securities available for sale and trading account securities, and growth in deposit fees and charges and other miscellaneous fee categories.

     Noninterest expense grew 6.6% to $64.5 million for the first three months of 1997 compared with the same period in 1996. The growth in noninterest expense was due primarily from higher personnel, occupancy and equipment costs.

Balance Sheet
--------------------

     Total assets as of March 31, 1997 were $10.6 billion, a modest increase from $10.5 billion at the end of 1996. Total loans at March 31, 1997 were $6.8 billion, or 1.4% higher than at December 31, 1996, representing growth primarily in both the commercial and consumer mortgages of the portfolio. Total deposits were $8.0 billion at March 31, 1997, flat from year-end 1996's level. Shareholders' equity at March
31, 1997 was $822.2 million, or 7.8% of total assets. At December
31, 1996, shareholders' equity was $846.5 million, or 8.0% of total assets. Book value per share declined from $14.26 at December 31, 1996 to $14.04 at March 31, 1997, due principally to the acquisition and retirement of shares under the Company's Stock Repurchase Program.

     The return on average total assets during the first three months of 1997 was 1.18% compared to 1.07% for the comparable 1996 period.
The return on average shareholders' equity was 14.76% versus 13.61%
in 1996.
						16

Asset Quality
-----------------

     Nonperforming assets as of March 31, 1997 were $53.4 million, or .50% of total assets, compared to $54.0 million or .51% of total assets at
December 31, 1996 and $59.7 million or .57% of total assets at March 31, 1996. At March 31, 1997, nonperforming assets were .78% of loans and foreclosed properties, compared to .80% at December 31, 1996 and
 .93% at March 31, 1996. The lower level of nonperforming assets was primarily a result of overall improved quality in the loan portfolio.

     The allowance for loan losses was $110.0 million at March 31, 1997, December 31, 1996 and March 31, 1996. At March 31, 1997, the allowance for loan losses was 1.62% of loans, compared to 1.64% at December 31, 1996 and 1.73% at March 31, 1996. At March 31, 1997, the allowance for loan losses to nonperforming assets was 2.06x, compared to 2.04x at December 31, 1996 and 1.84x at March 31, 1996.
Net loan charge-offs for the three months ended March 31, 1997 were $14.2 million, representing .85% of average loans on an annualized basis. Net loan charge-offs were $11.9 million or .71% of average loans for the three months ended December 31, 1996 and $10.3 million or .65% of average loans for the three months ended March 31, 1996.

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

     While it is the Company's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to its adequacy.
						17

Capital Resources
-------------------------

     At March 31, 1997, the Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines. At March
31, 1997, the Company's Tier 1 and total risk-based capital were $772.5 million and $1.0 billion, as compared to $778.2 million and $1.0 billion at December 31, 1996, and $746.1 million and $990.2 million at March 31,
1996, respectively. The ratios of Tier 1 and total risk-based capital to risk-weighted assets were 9.91% and 13.09% at March 31, 1997, compared to 10.09% and 13.29% at year-end 1996, and 9.92% and 13.17% at March 31, 1996, respectively. At March 31, 1997, the Company's leverage ratio was 7.53%, compared to 7.57% at December 31, 1996 and 7.17% at March 31, 1996. At March 31, 1997, the Bank's total risk-based capital and leverage ratios were 12.85% and 7.36%, respectively.

     Based upon the risk-based capital and leverage requirements, Central Fidelity's capital structure places it well above the Federal Reserve Board's minimum guidelines and in the well capitalized category when measured against FDIC criteria. The Company will continue to review and monitor the asset mix and pricing, and other areas determined to be most affected by these capital requirements.

     During the three months ended March 31, 1997, the Company purchased and retired 989,000 shares of its common stock for a total of $27,744,000 under the Stock Repurchase Program and has 3.4 million shares authorized for future buybacks. Repurchases under the program may be discontinued or interrupted at any time.

     On May 1, 1997, the Company entered into an accelerated stock repurchase program under which 2,000,000 shares of its outstanding common stock were acquired and cancelled for an initial amount of $55,810,000; final settlement on this transaction is expected to occur in the third quarter 1997. The amount of the settlement is not presently known, however, its effect upon the capital accounts of the Company is expected to be immaterial. The source of funds for this transaction was the sale on April 23, 1997 of $100,000,000 of Trust Preferred Securities sold by a newly created special purpose subsidiary.
						18

Off-Balance-Sheet Derivatives
------------------------------------------

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

     The Company intends to continue using off-balance-sheet financial derivatives as a limited end-user in the prudent management of interest rate sensitivity.
						19

SUMMARY OF INTEREST RATE SWAPS
Central Fidelity Banks, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------

  The weighted average variable rates are based upon the contractual rates in effect at
March 31, 1997:

(In Thousands) March 31, 1997

                                                                                          Average  Year-To-Date
                                  Notional    Weighted Average Rate  Maturity    Interest
Unrecognized
                                   Amount     Receive         Pay            In Year  Income/(Expense) Gains
(Losses)
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
      borrowings                 $50,000    5.59 % (1)  6.42 %      0.18           ($108)        ($86)
  Securities available for sale         --      --          --          --            (162)          --
  Fixed rate commercial loans           --      --          --          --             (67)          --
------------------------------------------------                            -------------- -------------
    Total pay fixed/receive
        variable		  50,000    5.59        6.42        0.18            (337)         (86)
------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.54   (1)  5.63             577        1,119
  Variable rate commercial loans        --      --          --          --             (54)          --
------------------------------------------------                            -------------- -------------
    Total receive fixed/pay
       variable				 150,000    7.10        5.54        5.63             523        1,119
------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $200,000    6.72 %      5.76 %      4.27            $186
$1,033
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,500    5.45 % (1)  9.11 %      1.06            $165
($269)
Receive fixed/pay variable           4,500    9.20        5.45   (1)  1.06            (164)         274
------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $9,000    7.33 %      7.28 %      1.06              $1           $5
----------------------------------========                                        ========     ========

  The weighted average variable rates are based upon the contractual rates in effect at
March 31, 1996:

(In Thousands) March 31, 1996
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
       borrowings			$100,000    5.34 % (1)  5.47 %      1.53            ($26)
($336)
  Securities available for sale     15,943    5.70   (2)  9.00        3.49            (422)        (588)
  Fixed rate commercial loans       22,904    5.42   (1)  6.83        3.45             (79)        (523)
------------------------------------------------                            -------------- -------------
    Total pay fixed/receive
        variable			 138,847    5.39        6.11        2.08            (527)      (1,447)
------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.25   (1)  6.63             588        4,996
  Fixed rate medium-term
      borrowings			 100,000    4.69        5.25   (1)  0.21            (266)        (226)
  Variable rate commercial loans   100,000    4.77        5.47   (1)  0.81            (118)
(886)
------------------------------------------------                            -------------- -------------
    Total receive fixed/pay
         variable			 350,000    5.74        5.31        3.13             204        3,884
------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $488,847    5.64 %      5.54 %      2.83           ($323)
$2,437
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,500    5.36 % (1)  9.11 %      2.06            $163
($413)
Receive fixed/pay variable           4,500    9.20        5.36   (1)  2.06            (162)         421
------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $9,000    7.74 %      7.71 %      2.06              $1           $8
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
(1) Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 3-
month maturity.
(2)  Variable rate is tied to London Inter-Bank Offered Rate (LIBOR) with designated 1-
month maturity plus 60 basis
points.

						20

INTEREST RATE SWAPS - NOTIONAL AMOUNT ROLLFORWARD
Central Fidelity Banks, Inc. and Subsidiaries
-------------------------------------------------------------------

                                Pay fixed/ Pay variable   Total
(In thousands)                   receive     receive       All
                                 variable     fixed       Swaps
-------------------------------------------------------------------
Notional Amount
-------------------------------------------------------------------
Company Swaps:
  Beginning balance, January 1,
       1997		    $72,150    $250,000    $322,150
  New swaps                             --          --          --
  Terminated swaps                 (21,886)         --     (21,886)
  Matured swaps                         --    (100,000)   (100,000)
  Amortization of swaps               (264)         --        (264)
-------------------------------------------------------------------
    Ending balance, March 31,
       1997			    $50,000    $150,000    $200,000
-------------------------------   ========    ========    ========
Customer Swaps:
  Beginning balance, January 1,
      1997			     $4,500      $4,500      $9,000
  New swaps                             --          --          --
  Terminated swaps                      --          --          --
  Matured swaps                         --          --          --
  Amortization of swaps                 --          --          --
-------------------------------------------------------------------
    Ending balance, March 31,
       1997			     $4,500      $4,500      $9,000
-------------------------------   ========    ========    ========
-------------------------------------------------------------------

						21

EXPECTED MATURITIES OF INTEREST RATE SWAPS
Central Fidelity Banks, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------

                                    Due   After One    After Two    After Three   After Four
                     		             Within        Through      Through     Through     Through
After
(In Thousands) March 31, 1997    One Year Two Years Three Years Four Years Five Years
Five Years  Total
----------------------------------------------------------------------------------------------------
Company Hedging Swaps
----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                 $50,000       --        --        --        --        --  $50,000
  Weighted average pay rate          6.42%      --        --        --        --        --     6.42%
  Weighted average receive rate:
    Contractual rate*                5.59%      --        --        --        --        --     5.59%
    Forward yield curve**            5.78%      --        --        --        --        --     5.78%

Receive fixed/pay variable:
  Notional amount                      --       --        --        --        --  $150,000 $150,000
  Weighted average pay rate:
    Contractual rate*                  --       --        --        --        --      5.54%    5.54%
    Forward yield curve**              --       --        --        --        --      7.07%    7.07%

  Weighted average receive rate        --       --        --        --        --      7.10%    7.10%
----------------------------------------------------------------------------------------------------
Customer Hedging Swaps
----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate            --     9.11%       --        --        --        --     9.11%
  Weighted average receive rate:
    Contractual rate*                  --     5.45%       --        --        --        --     5.45%
    Forward yield curve**              --     6.33%       --        --        --        --     6.33%

Receive fixed/pay variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate:
    Contractual rate*                  --     5.45%       --        --        --        --     5.45%
    Forward yield curve**              --     6.33%       --        --        --        --     6.33%

  Weighted average receive rate        --     9.20%       --        --        --        --     9.20%
----------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at
March 31, 1997.
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.

						22

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

                CENTRAL FIDELITY BANKS, INC.


ITEM 6. Exhibits and Reports on Form 8-K.

                A. Exhibits:

                    Exhibit 11 - Statement re computation of per share earnings
                                27 - Financial data schedule

                B. Reports on Form 8-K:

                   A report on Form 8-K was filed on March 7, 1997 announcing the authorization by the Company's Board of Directors to purchase up to an additional 3,000,000 shares of its common stock under a repurchase program that commenced in January, 1996. The 3,000,000 authorized shares together with the remaining 400,000 shares under the 1996 authorization represent approximately 5.8% of the Company's shares outstanding at March 6, 1997. The purchases under the program, when and if commenced,  may be discontinued or interrupted at any time.
						23

                      SIGNATURES
                 --------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FIDELITY BANKS, INC.
-----------------------------------------------
                 (Registrant)



/s/ Charles W. Tysinger
Charles W. Tysinger
Corporate Executive Vice President and Treasurer
(Principal Financial Officer)



/s/ James F. Campbell
James F. Campbell
Senior Vice President & Controller
(Principal Accounting Officer)

Date: May 13, 1997
						24

                          EXHIBIT INDEX
                     ------------------------

Exhibit No.                Description
-----------             ------------------

    11     Statement re Computation of Per Share Earnings
    27     Financial Data Schedule


                            EXHIBIT 11
                       CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES
                       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

(In Thousands)
                                                 For the Three
                                                     Ended March 31,
                                           --------------------
                                              1997      1996
                                             ------    ------
Earnings:
  Net income                                 $30,393   $27,981
                                             =======   =======
Shares:
  Weighted average number of common shares used
    in computing primary earnings per share   58,864    60,292

  Dilutive stock options - based on treasury stock
    method                                     1,241       994
                                           --------------------
  Weighted average number of common shares used
    in computing fully diluted earnings
    per share				   60,105    61,286
                                             =======   =======

Earnings per share:
  Primary earnings per share                   $0.52     $0.47

  Fully diluted earnings per share             $0.51     $0.46
