Form 10-Q
period 1997-06-30
CENTRAL FIDELITY BANKS INC
filed 1997-08-11
CIK 276235

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                        Form 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997


              Commission file number 0-8829


               CENTRAL FIDELITY BANKS, INC.
  (Exact name of registrant as specified in its charter)

               Virginia                                 54-1091649
       (State of incorporation)                   (I.R.S. Employer
                                                        Identification No.)

              1021 East Cary Street
               Richmond, Virginia                                  23219
      (Address of principal executive offices)     (Zip Code)

                      (804) 782-4000
(Registrant's telephone number, including area code)



     Central Fidelity Banks, Inc. (1) has filed all reports require be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


     As of August 6, 1997, the latest practicable date, Central Fidelity Banks, Inc. had 56,953,962 shares of its Common Stock outstanding.
This is the only class of outstanding shares.


                                  CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES

                                  			FORM 10-Q

                                  FOR THE QUARTER ENDED JUNE 30,1997

   						                                                                  	Page

PART I.  FINANCIAL INFORMATION

         Item 1.Financial Statements                                  					3-4
                    Consolidated Balance Sheet                            				5-6
                    Statement of Consolidated Income                        				   7
                    Statement of Consolidated Cash Flows                    				   8
                    Statement of Changes in Consolidated Shareholders' Equity		   9
                    Supplemental Data to Financial Statements:
                      Consolidated Financial Highlights                  				10
                      Average Balances and Interest Rates (Taxable Equivalent Basis)	11-14
                      Selected Loan Loss Data                            					15
                      Nonperforming Assets and Past-due Loans            			16

         Item 2.Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                       					17-25

PART II. OTHER INFORMATION

         Item 4.Submission of Matters to a Vote of Security Holders    			26

         Item 6.Exhibits and Reports on Form 8-K                       				27

SIGNATURES                                                             					28

EXHIBIT INDEX                                                          					29


                           PART I
                        -----------

                   FINANCIAL INFORMATION
         -----------------------------------------

                CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

     The consolidated balance sheet as of June 30, 1997, the statement of consolidated income, the statement of consolidated cash flow and the statement of changes in consolidated shareholders' equity for the six-month period ended June 30, 1997 and 1996 are unaudited and do not include all of the information included in the Company's annual financial statements filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 which is the source of the Company's balance sheet as of that date.

ACCOUNTING CHANGE
------------------------------------
Change in Accounting Principles
----------------------------------------------

     The Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 130 (SFAS 130), "Reporting
Comprehensive Income" in June, 1997. SFAS 130 establishes standards for reporting and display of "comprehensive income", as defined, and its components in a full set of general-purpose financial statements.

     Also in June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information." This Statement requires that public business enterprises report certain information about operating segments, products and services, the geographic areas in which they operate, and their major customers.

     Both of these Statements of Financial Accounting Standards are effective for fiscal years beginning after December 15, 1997. As stated elsewhere in this report that the Company has entered into an Agreement and Plan of Merger with Wachovia, under which the Company will be merged with and into Wachovia. Subject to regulatory and shareholders' approval, the merger will be consummated prior to the end of 1997. In such event implementation of the aforementioned Statements of Financial Accounting Standards by the Company will not occur.


CONSOLIDATED BALANCE SHEET
Central Fidelity Banks, Inc. and Subsidiaries
------------------------------------------------------------------
(In thousands, except share data)
                                            June 30,  December 31,
                                              1997        1996
------------------------------------------------------------------
ASSETS
------------------------------------------------------------------
Cash and due from banks                      $312,192    $304,661
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                 96,369      96,515
  Other money market investments               50,000      50,000
  Trading account securities                    3,491       4,061
------------------------------------------------------------------
      Total temporary investments             149,860     150,576
------------------------------------------------------------------
Assets available for sale:
  Securities                                2,954,154   3,069,624
  Loans                                        13,072      26,085
------------------------------------------------------------------
      Total assets available for sale       2,967,226   3,095,709
------------------------------------------------------------------
Loans                                       6,926,376   6,690,751
  Allowance for loan losses                  (110,000)   (110,000)
------------------------------------------------------------------
      Net loans                             6,816,376   6,580,751
------------------------------------------------------------------
Accrued interest receivable                    62,658      61,819
Premises and equipment, net                   164,496     157,119
Due from customers on acceptances              10,664      11,009
Other assets                                  185,226     178,716
------------------------------------------------------------------
      Total assets                        $10,668,698 $10,540,360
------------------------------------------ ==========  ==========

							5



                                            June 30,  December 31,
LIABILITIES                                   1997        1996
------------------------------------------------------------------
Deposits:
  Demand                                   $1,288,662  $1,189,808
  Savings and other time                    6,285,178   6,393,420
  Certificates of deposit $100,000 and over    502,780     488,226
------------------------------------------------------------------
      Total deposits                        8,076,620   8,071,454
------------------------------------------------------------------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase          1,065,467     907,875
  Other short-term borrowings                  68,232      72,274
  Federal Home Loan Bank borrowings           316,986     400,080
  Long-term debt                              249,425     150,324
  Capitalized lease obligations                 7,111       7,334
------------------------------------------------------------------
      Total borrowings                      1,707,221   1,537,887
------------------------------------------------------------------
Dividends payable                              13,608      13,059
Accrued interest payable                       31,399      29,160
Bank acceptances outstanding                   10,664      11,009
Accounts payable and accrued liabilities       25,621      31,292
------------------------------------------------------------------
      Total liabilities                     9,865,133   9,693,861
------------------------------------------------------------------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------
Preferred stock, none issued                       --          --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 56,724,684
  and 59,378,319, respectively                283,623     296,892
Capital surplus                               108,484     171,926
Unamortized deferred compensation                (682)         --
Retained earnings                             403,526     368,457
Unrealized gains on securities available
  for sale, net of income taxes                 8,614       9,224
------------------------------------------------------------------
      Total shareholders' equity              803,565     846,499
------------------------------------------------------------------
      Total liabilities and shareholders' equity  $10,668,698 $10,540,360
------------------------------------------ ==========  ==========
------------------------------------------------------------------

							6


        STATEMENT OF CONSOLIDATED INCOME
        Central Fidelity Banks, Inc. and Subsidiaries
        ------------------------------------------------------------------------------------------
                                                   For the three months     For the six months
                                                        ended June 30,                 ended June 30,
        ------------------------------------------------------------------------------------------
        (In thousands, except share and per share data)     1997        1996        1997        1996
        ------------------------------------------------------------------------------------------
        Income From Earning Assets
        ------------------------------------------------------------------------------------------
        Interest and fees on loans                   $152,318    $139,374    $300,376    $278,535
        Interest on securities available for sale:
          U.S. Government and agencies                 29,280      33,806      59,880      70,017
          States and political subdivisions             1,266       1,397       2,600       2,898
          Other                                        16,853      18,675      32,823      37,477
        Interest on loans available for sale              240         300         548         542
        Interest on money market investments            1,290       1,312       2,281       2,880
        Interest on trading account securities             67          21         134          34
        ------------------------------------------------------------------------------------------
            Total income from earning assets          201,314     194,885     398,642     392,383
        ------------------------------------------------------------------------------------------
        Interest Expense
        ------------------------------------------------------------------------------------------
        Interest on deposits                           78,358      79,398     155,868     160,734
        Interest on federal funds purchased and securities
          sold under agreements to repurchase          12,099      12,170      23,323      24,871
        Interest on other short-term borrowings           772         955       1,531       1,932
        Interest on medium-term notes                      --       1,341          --       3,841
        Interest on Federal Home Loan Bank borrowings      5,764       6,292      11,740      12,429
        Interest on long-term debt                      3,895       2,533       6,405       5,035
        Interest on capitalized lease obligations         171         168         318         338
        ------------------------------------------------------------------------------------------
            Total interest expense                    101,059     102,857     199,185     209,180
        ------------------------------------------------------------------------------------------
        Net interest income                           100,255      92,028     199,457     183,203
        Provision for loan losses                      13,332      10,644      27,565      20,951
        ------------------------------------------------------------------------------------------
            Net income from earning assets             86,923      81,384     171,892     162,252
        ------------------------------------------------------------------------------------------
        Noninterest Income
        ------------------------------------------------------------------------------------------
        Trust income                                    4,797       4,473       9,292       8,768
        Deposit fees and charges                       10,754       9,458      20,691      18,821
        Profits (losses) on securities available for sale and
          trading account securities                      416        (157)      1,881          (1)
        Other income                                    9,271       7,166      17,904      13,991
        ------------------------------------------------------------------------------------------
            Total noninterest income                   25,238      20,940      49,768      41,579
        ------------------------------------------------------------------------------------------
        Noninterest Expense
        ------------------------------------------------------------------------------------------
        Personnel expense                              37,384      34,523      74,924      68,839
        Occupancy and equipment expense                12,684      11,320      24,672      22,866
        FDIC insurance expense                            400         680         794       1,334
        Other real estate expense                         449         421         630       1,308
        Other expense                                  14,966      13,122      29,350      26,187
        ------------------------------------------------------------------------------------------
            Total noninterest expense                  65,883      60,066     130,370     120,534
        ------------------------------------------------------------------------------------------
        Earnings
        ------------------------------------------------------------------------------------------
        Income before income taxes                     46,278      42,258      91,290      83,297
        Income tax expense                             15,096      13,449      29,715      26,507
        ------------------------------------------------------------------------------------------
            Net income                                $31,182     $28,809     $61,575     $56,790
        ------------------------------------------    =======     =======     =======     =======
        Earnings Per Share
        ------------------------------------------------------------------------------------------
        Net income                                      $0.54       $0.48       $1.06       $0.95
        Average shares outstanding                 57,281,069  59,791,822  58,068,245  60,041,921
        ------------------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED CASH FLOWS
Central Fidelity Banks, Inc. and Subsidiaries
----------------------------------------------------------------------
(In thousands) For the six months ended June 30,
                                                     1997      1996
----------------------------------------------------------------------
OPERATING ACTIVITIES
----------------------------------------------------------------------
Net income                                          $61,575   $56,790
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses                          27,565    20,951
  Depreciation of premises and equipment              8,760     7,974
  Net amortization of premium and accretion of discount
    on securities available for sale                   (622)     (357)
  Gains on securities available for sale             (1,396)     (367)
  Deferred income taxes                              (1,387)     (932)
  (Increase) decrease in trading account securities      570      (782)
  Originations of loans available for sale          (59,661)  (69,658)
  Purchases of loans available for sale             (37,765)  (54,864)
  Proceeds from sales of loans available for sale   110,605   125,735
  (Increase) decrease in accrued interest receivable     (839)    1,901
  Increase (decrease) in accrued interest payable     2,239    (6,411)
  Other, net                                        (12,013)  (13,632)
----------------------------------------------------------------------
      Net cash provided by operating activities      97,631    66,348
----------------------------------------------------------------------
INVESTING ACTIVITIES
----------------------------------------------------------------------
Purchases of securities available for sale         (439,867) (212,296)
Proceeds from sales of securities available for sale  221,773   190,744
Proceeds from maturities and repayments of securities
  available for sale                                334,644   346,492
Net increase in loans                              (268,741) (183,715)
Purchases of premises and equipment                 (16,204)  (11,478)
Proceeds from the disposition of premises and equipment      207     1,595
Proceeds from the disposition of foreclosed properties    7,010     6,494
----------------------------------------------------------------------
      Net cash provided (used) by investing activities  (161,178)  137,836
----------------------------------------------------------------------
FINANCING ACTIVITIES
----------------------------------------------------------------------
Net increase (decrease) in demand, interest checking and
  regular savings deposits                           70,078  (565,122)
Net increase in money market accounts                40,580   587,699
Net decrease in consumer certificates              (120,046)  (72,347)
Net increase in certificates of deposit $100,000 and over   14,554    27,932
Net increase (decrease) in short-term borrowings    153,550   (74,274)
Proceeds from FHLB borrowings                        41,206   101,000
Payments on FHLB borrowings                        (124,300) (299,950)
Proceeds from long-term debt                         99,134        --
Payments on long-term debt and capitalized lease obligations     (338)     (239)
Proceeds from issuance of common stock                6,025     8,162
Common stock purchased                              (83,554)  (24,287)
Cash in lieu of fractional shares for stock split        --       (78)
Cash dividends                                      (25,957)  (24,080)
----------------------------------------------------------------------
      Net cash provided (used) by financing activities   70,932  (335,584)
----------------------------------------------------------------------
      Increase (decrease) in cash and cash equivalents    7,385  (131,400)
      Cash and cash equivalents at beginning of year  451,176   571,314
----------------------------------------------------------------------
      Cash and cash equivalents at end of period   $458,561  $439,914
-------------------------------------------------- ========  ========
----------------------------------------------------------------------

    <PAGE

    STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
    Central Fidelity Banks, Inc. and Subsidiaries
    ----------------------------------------------------------------------------------------------------------------
-
                                                                                            Unrealized
                                                                                          Gains (Losses)
                                                                      Unamortized         on Securities     Total
    (In thousands)                                  Common Stock Capital  Deferred  Retained   Available
Shareholders'
    For the six months ended June 30, 1996  Shares   Amount   Surplus Compensation Earnings
for Sale      Equity
    ----------------------------------------------------------------------------------------------------------------
-
    Balance at beginning of period           40,193 $200,964 $195,151        $-- $406,567
$23,865     $826,547
    Net income                                   --       --       --         --   56,790            --       56,790
    Common stock issued under Plans             339    1,696    6,466         --       --            --
8,162
    Common stock purchased                     (713)  (3,569) (20,718)        --       --            --
(24,287)
    Cash dividends declared on common stock      --       --       --         --  (25,163)           --
(25,163)
    Common stock issued for 3-for-2 stock split  19,890   99,452       --         --  (99,530)           --
(78)
    Change in unrealized gains on securities available
      for sale, net of income taxes of $18,010      --       --       --         --       --       (33,447)
(33,447)
    ----------------------------------------------------------------------------------------------------------------
-
    Balance at end of period                 59,709 $298,543 $180,899        $-- $338,664       ($9,582)
$808,524
    --------------------------------------- ======= ================== =========
=========    =========    =========

    For the six months ended June 30, 1997
    ----------------------------------------------------------------------------------------------------------------
-
    Balance at beginning of period           59,378 $296,892 $171,926        $-- $368,457
$9,224     $846,499
    Net income                                   --       --       --         --   61,575            --       61,575
    Common stock issued under Plans             304    1,519    4,506         --       --            --
6,025
    Grant of shares of restricted stock awards      32      158      660       (818)      --            --
--
    Amortization of deferred compensation        --       --       --        136       --            --          136
    Common stock purchased                   (2,989) (14,946) (68,608)        --       --            --
(83,554)
    Cash dividends declared on common stock      --       --       --         --  (26,506)           --
(26,506)
    Change in unrealized gains on securities available
      for sale, net of income taxes of $328      --       --       --         --       --          (610)        (610)
    ----------------------------------------------------------------------------------------------------------------
-
    Balance at end of period                 56,725 $283,623 $108,484      ($682)$403,526
$8,614     $803,565
    --------------------------------------- ======= ================== =========
=========    =========    =========
    ----------------------------------------------------------------------------------------------------------------
-


CONSOLIDATED FINANCIAL HIGHLIGHTS
Central Fidelity Banks, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------
-------
                                                            For the three months                      For the six months
                                                               ended June 30,                           ended June 30,
-------------------------------------------------------------------------------------------------------------------
-------
(In thousands, except share and per share data)    1997          1996        Change         1997
1996        Change
-------------------------------------------------------------------------------------------------------------------
-------
Results Of Operations
-------------------------------------------------------------------------------------------------------------------
-------
Net interest income (tax-equivalent basis)   $101,903       $93,848          8.6 %    $202,786
$186,784          8.6 %
Provision for loan losses                    13,332        10,644         25.3        27,565        20,951
31.6
Noninterest income                           25,238        20,940         20.5        49,768        41,579
19.7
Noninterest expense                          65,883        60,066          9.7       130,370       120,534
8.2
Net income                                   31,182        28,809          8.2        61,575        56,790          8.4

Per Share Data
-------------------------------------------------------------------------------------------------------------------
-------
Net income                                    $0.54         $0.48         12.5 %       $1.06         $0.95         11.6
%
Book value                                    14.17         13.54          4.7         14.17         13.54          4.7

Average Daily Balance
-------------------------------------------------------------------------------------------------------------------
-------
Assets                                  $10,389,095   $10,354,771          0.3 % $10,351,088   $10,411,632
(0.6)%
Loans                                     6,844,610     6,430,354          6.4     6,790,174     6,383,111
6.4
Earning assets                            9,852,683     9,849,691          0.0     9,825,753     9,892,947
(0.7)
Deposits                                  7,966,824     7,809,802          2.0     7,942,223     7,814,721
1.6
Shareholders' equity                        808,495       806,493          0.2       816,128       814,471
0.2
Common shares                            57,281,069    59,791,822         (4.2)   58,068,245    60,041,921
(3.3)

Balance At Quarter-End
-------------------------------------------------------------------------------------------------------------------
-------
Assets                                  $10,668,698   $10,491,529          1.7 % $10,668,698   $10,491,529
1.7 %
Loans                                     6,939,448     6,474,293          7.2     6,939,448     6,474,293
7.2
Earning assets                           10,043,462     9,913,528          1.3    10,043,462     9,913,528
1.3
Deposits                                  8,076,620     7,964,060          1.4     8,076,620     7,964,060
1.4
Shareholders' equity                        803,565       808,524         (0.6)      803,565       808,524
(0.6)
Common shares                            56,724,684    59,708,622         (5.0)   56,724,684    59,708,622
(5.0)

Key Performance Ratios (Basis point change)
-------------------------------------------------------------------------------------------------------------------
-------
Return on average assets                       1.20 %        1.11 %       0.09          1.19 %        1.09 %
0.10
Return on average shareholders' equity        15.43         14.29         1.14         15.09         13.95
1.14
Net interest margin (tax-equivalent basis)       4.15          3.83         0.32          4.16          3.80
0.36
Efficiency                                    51.63         51.89        (0.26)        51.76         52.21        (0.45)
Allowance for loan losses as a percentage of loans       1.59          1.70        (0.11)         1.59
1.70        (0.11)
Equity to total assets                         7.53          7.71        (0.18)         7.53          7.71        (0.18)
Risk-based capital                            13.65         13.18         0.47         13.65         13.18         0.47
-------------------------------------------------------------------------------------------------------------------
-------
Common Stock Performance and Dividends
-------------------------------------------------------------------------------------------------------------------
-------
                                                        Common Stock Prices
                                        -----------------------------------------------------                      Dividends
                                                    1997                       1996                                Per Share
------------------------------------------------------------------  -------------------------  ---------------------
----
                                            High          Low          High          Low           1997         1996
----------------------------------------------------  ------------  -----------  ------------  ------------  --------
---
First Quarter                              $30.25        $25.13       $23.00        $21.09         $.22         $.20
Second Quarter                              39.50         27.25         23.67        22.00          .24           .22
Third Quarter                                                           25.38        21.50                        .22
Fourth Quarter                                                          27.50        24.00                        .22
-------------------------------------------------------------------------------------------------------------------
-------


    AVERAGE BALANCES AND INTEREST RATES
    (TAXABLE EQUIVALENT BASIS)
    Central Fidelity Banks, Inc. and Subsidiaries
    -------------------------------------------------------------------------------------------------------------
    (In thousands) For the three months ended June 30,     1997                               1996
    -------------------------------------------------------------------------------------------------------------
                                             Average                Yield/      Average                Yield/
                                             Balance     Interest    Rate       Balance     Interest    Rate
    -------------------------------------------------------------------------------------------------------------
    Assets
    -------------------------------------------------------------------------------------------------------------
    Interest-earning assets:
      Loans:
        Commercial and commercial real estate	 $2,216,497     $46,088     8.34 %  $2,050,472
$41,768     8.19 %
        Construction                           326,471       8,061     9.90       289,195       7,055     9.81
        Residential real estate              1,630,264      30,682     7.55     1,603,913      29,246     7.33
        Consumer second mortgage               830,344      19,729     9.53       652,335      15,775
9.73
        Installment                          1,002,404      21,335     8.54     1,027,479      21,736     8.51
        Bank card                              828,919      27,134    13.13       790,534      24,610    12.52
    -----------------------------------------------------------------         ------------------------
                                             6,834,899     153,029     8.98     6,413,928     140,190     8.79
      Assets available for sale:
        Securities:
          U.S. Government and agencies       1,808,381      29,280     6.49     2,095,747      33,806
6.49
          States and political subdivisions     91,723       1,935     8.44       103,353       2,150     8.32
          Other                              1,014,130      17,112     6.77     1,116,839      18,839     6.78
    -----------------------------------------------------------------         ------------------------
                                             2,914,234      48,327     6.65     3,315,939      54,795     6.65
        Loans                                    9,711         240     9.90        16,426         300     7.33
    -----------------------------------------------------------------         ------------------------
                                             2,923,945      48,567     6.66     3,332,365      55,095     6.65
      Money market investments                  91,412       1,290     5.66       101,866       1,392
5.50
      Trading account securities                 2,427          76    12.55         1,532          28     7.40
    -----------------------------------------------------------------         ------------------------
            Total interest-earning assets    9,852,683    $202,962     8.26 %   9,849,691    $196,705
8.03 %
    ---------------------------------------------------   ========            ------------   ========
    Noninterest-earning assets:
      Cash and due from banks                  265,710                            237,764
      Premises and equipment, net              162,300                            154,547
      Other assets                             218,402                            222,769
      Allowance for loan losses               (110,000)                          (110,000)
    ---------------------------------------------------                       ------------
            Total assets                   $10,389,095                        $10,354,771
    --------------------------------------- ==========                         ==========


    Liabilities and Shareholders' Equity                   1997                               1996
    -------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities:
      Interest checking                       $722,829      $3,640     2.02 %    $687,025      $3,452     2.02
%
      Regular savings                          729,394       4,808     2.64       741,120       4,904     2.66
      Consumer certificates                  3,846,160      53,201     5.55     4,077,137      57,813
5.70
      Money market accounts                  1,031,958      10,228     3.98     1,030,805      10,048
3.92
      Certificates of deposit $100,000 and over    478,135       6,481     5.44       240,118       3,181
5.33
      Federal funds purchased and repos        916,885      12,099     5.29       961,981      12,170
5.09
      Other short-term borrowings               56,854         772     5.44        78,825         955     4.87
      Medium-term notes                             --          --       --        86,519       1,341     6.23
      Federal Home Loan Bank borrowings        380,205       5,764     6.08       403,446       6,292
6.27
      Long-term debt                           225,461       3,895     6.93       150,357       2,533     6.78
      Capitalized lease obligations              7,153         171     9.63         7,592         168     8.90
    -----------------------------------------------------------------         ------------------------
            Total interest-bearing liabilities  8,395,034    $101,059     4.83 %   8,464,925
$102,857     4.89 %
    ---------------------------------------------------   ========            ------------   ========
    Noninterest-bearing liabilities:
      Demand deposits                        1,158,348                          1,033,597
      Other                                     27,218                             49,756
    ---------------------------------------------------                       ------------------
            Total noninterest-bearing liabilities  1,185,566                          1,083,353
    Shareholders' equity                       808,495                            806,493
    ---------------------------------------------------                       ------------------
            Total liabilities and shareholders' equity $10,389,095                        $10,354,771
    --------------------------------------- ==========                         ==========
    Net interest earnings                                 $101,903                            $93,848
    ---------------------------------------               ========                           ========
    Net interest spread                                                3.43 %                             3.14 %
    ---------------------------------------                            ====                               ====
    Net interest margin                                                4.15 %                             3.83 %
    ---------------------------------------                            ====                               ====
    -------------------------------------------------------------------------------------------------------------


    AVERAGE BALANCES AND INTEREST RATES
    (TAXABLE EQUIVALENT BASIS)

    Central Fidelity Banks, Inc. and Subsidiaries
    -------------------------------------------------------------------------------------------------------------
    (In thousands) For the six months ended June 30,       1997                               1996
    -------------------------------------------------------------------------------------------------------------
                                             Average                Yield/      Average                Yield/
                                             Balance     Interest    Rate       Balance     Interest    Rate
    -------------------------------------------------------------------------------------------------------------
    Assets
    -------------------------------------------------------------------------------------------------------------
    Interest-earning assets:
      Loans:
        Commercial and commercial real estate $2,176,767     $89,456     8.29 %  $2,022,268
$83,858     8.34 %
        Construction                           322,404      15,367     9.61       287,182      13,550     9.49
        Residential real estate              1,624,007      61,028     7.58     1,605,683      58,609     7.34
        Consumer second mortgage               804,354      38,077     9.55       637,183      30,897
9.75
        Installment                          1,017,589      43,463     8.61     1,036,005      43,996     8.54
        Bank card                              832,486      54,410    13.18       780,071      49,269    12.70
    -----------------------------------------------------------------         ------------------------
                                             6,777,607     301,801     8.98     6,368,392     280,179     8.85
      Assets available for sale:
        Securities:
          U.S. Government and agencies       1,854,948      59,880     6.51     2,164,734      70,017
6.50
          States and political subdivisions     94,310       3,971     8.42       108,029       4,459     8.26
          Other                              1,001,834      33,340     6.71     1,125,833      37,681     6.73
    -----------------------------------------------------------------         ------------------------
                                             2,951,092      97,191     6.64     3,398,596     112,157     6.64
        Loans                                   12,567         548     8.80        14,719         542     7.40
    -----------------------------------------------------------------         --------------------------
                                             2,963,659      97,739     6.65     3,413,315     112,699     6.64
      Money market investments                  82,035       2,281     5.61       110,000       3,041
5.56
      Trading account securities                 2,452         150    12.34         1,240          45     7.28
    -----------------------------------------------------------------         --------------------------
            Total interest-earning assets    9,825,753    $401,971     8.25 %   9,892,947    $395,964
8.05 %
    ---------------------------------------------------   ========            ------------   ========
    Noninterest-earning assets:
      Cash and due from banks                  257,050                            252,657
      Premises and equipment, net              160,638                            153,762
      Other assets                             217,647                            222,266
      Allowance for loan losses               (110,000)                          (110,000)
    ---------------------------------------------------                       ------------
            Total assets                   $10,351,088                        $10,411,632
    --------------------------------------- ==========                         ==========


    Liabilities and Shareholders' Equity                   1997                               1996
    -------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities:
      Interest checking                       $722,002      $7,242     2.02 %    $685,736      $6,885     2.02
%
      Regular savings                          728,557       9,560     2.65       737,278       9,886     2.70
      Consumer certificates                  3,877,426     106,633     5.55     4,099,262     116,749
5.73
      Money market accounts                  1,027,577      20,136     3.95     1,043,716      20,547
3.96
      Certificates of deposit $100,000 and over    460,297      12,297     5.39       246,664
6,667     5.44
      Federal funds purchased and repos        907,029      23,323     5.19       974,605      24,871
5.13
      Other short-term borrowings               58,997       1,531     5.23        79,310       1,932     4.90
      Medium-term notes                             --          --       --       131,473       3,841     5.87
      Federal Home Loan Bank borrowings        389,011      11,740     6.09       394,952
12,429     6.33
      Long-term debt                           188,094       6,405     6.87       150,366       5,035     6.73
      Capitalized lease obligations              7,209         318     8.91         7,639         338     8.90
    -----------------------------------------------------------------         --------------------------
            Total interest-bearing liabilities  8,366,199    $199,185     4.80 %   8,551,001
$209,180     4.92 %
    ---------------------------------------------------   ========            ------------   ========
    Noninterest-bearing liabilities:
      Demand deposits                        1,126,364                          1,002,065
      Other                                     42,397                             44,095
    ---------------------------------------------------                       ------------
            Total noninterest-bearing liabilities  1,168,761                          1,046,160
    Shareholders' equity                       816,128                            814,471
    ---------------------------------------------------                       ------------------
            Total liabilities and shareholders' equity $10,351,088                        $10,411,632
    --------------------------------------- ==========                         ==========
    Net interest earnings                                 $202,786                           $186,784
    ---------------------------------------               ========                           ========
    Net interest spread                                                3.45 %                             3.13 %
    ---------------------------------------                            ====                               ====
    Net interest margin                                                4.16 %                             3.80 %
    ---------------------------------------                            ====                               ====
    -------------------------------------------------------------------------------------------------------------


            SELECTED LOAN LOSS DATA
            Central Fidelity Banks, Inc. and Subsidiaries
            ---------------------------------------------------------------------------------------------
                                                                     For the three months            For the six months
                                                                          ended June 30,              ended June 30,
            ---------------------------------------------------------------------------------------------
            (In thousands)                                   1997        1996        1997        1996
            ---------------------------------------------------------------------------------------------
            Balance at beginning of period                  $110,000    $110,000    $110,000    $110,000
            Provision charged to expense                      13,332      10,644      27,565      20,951
            ---------------------------------------------------------------------------------------------
                                                             123,332     120,644     137,565     130,951
            Loans charged off:
              Commercial and commercial real estate            1,898         893       4,817       2,432
              Construction                                         --         120          92         620
              Residential real estate                            196         153         289         291
              Installment                                      4,039       5,215       8,969       9,861
              Bank card                                       11,354       8,668      21,815      16,248
            ---------------------------------------------------------------------------------------------
                Total charge-offs                             17,487      15,049      35,982      29,452
            ---------------------------------------------------------------------------------------------
            Recoveries of loans previously charged off:
              Commercial and commercial real estate              929         679       1,782       1,349
              Construction                                       403         431         534       1,133
              Residential real estate                              2           2           4           4
              Installment                                      1,849       2,436       4,078       4,336
              Bank card                                          972         857       2,019       1,679
            ---------------------------------------------------------------------------------------------
                Total recoveries                               4,155       4,405       8,417       8,501
            ---------------------------------------------------------------------------------------------
                Net charge-offs                               13,332      10,644      27,565      20,951
            ---------------------------------------------------------------------------------------------
            Balance at end of period                        $110,000    $110,000    $110,000    $110,000
            ---------------------------------------------   ========    ========    ========
========
            Average loans                                 $6,844,610  $6,430,354  $6,790,174  $6,383,111
            Loans at period-end                           $6,939,448  $6,474,293  $6,939,448  $6,474,293
            Ratio of provision for loan losses to average loans       0.78%       0.66%       0.81%
0.66%
            Ratio of net charge-offs to average loans           0.78%       0.66%       0.81%       0.66%
            Ratio of allowance for loan losses to loans at period-end       1.59%       1.70%
1.59%       1.70%
            ---------------------------------------------------------------------------------------------


NONPERFORMING ASSETS AND PAST-DUE LOANS
Central Fidelity Banks, Inc. and Subsidiaries
---------------------------------------------------------------------------------
(In thousands)
                                                                June 30,  December 31,
                                                 1997        1996        1996
---------------------------------------------------------------------------------
Nonperforming Assets
---------------------------------------------------------------------------------
Nonaccrual loans:
  Land acquisition, land development
    or construction:
      Commercial                                  $3,597      $5,975      $3,912
      Residential                                  9,561      14,802      12,060
  Residential real estate                          7,102       5,909       6,100
  Commercial real estate                          12,859      10,370       8,480
  Commercial and industrial                        9,857       9,576       8,020
---------------------------------------------------------------------------------
    Total nonaccrual loans                        42,976      46,632      38,572
---------------------------------------------------------------------------------
Restructured loans                                    --          --          --
---------------------------------------------------------------------------------
    Total nonperforming loans                     42,976      46,632      38,572
---------------------------------------------------------------------------------
Foreclosed properties:
  Land and developed lots:
    Commercial                                     1,934       2,556       2,010
    Residential                                    9,390       8,077       7,917
  Residential real estate                          3,104       3,072       4,448
  Commercial real estate                             244         568       1,081
---------------------------------------------------------------------------------
    Total foreclosed properties                   14,672      14,273      15,456
---------------------------------------------------------------------------------
    Total nonperforming assets                   $57,648     $60,905     $54,028
---------------------------------------------    =======     =======     =======
Ratio of nonperforming assets to
  loans and foreclosed properties                   0.83%       0.94%       0.80%
---------------------------------------------------------------------------------
Past-due Loans (90 days or more and still accruing)
---------------------------------------------------------------------------------
  Commercial and construction                     $1,892      $3,348      $2,451
  Residential real estate                          8,458       5,787       7,508
  Installment                                      4,036       4,734       5,795
  Bank card                                       11,049       7,446      10,192
---------------------------------------------------------------------------------
    Total past-due loans                         $25,435     $21,315     $25,946
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

Results of Operations
-----------------------------

     Net income for the first six months ended June 30, 1997 was $61.6 million, 8.4% higher than the $56.8 million earned in the first six months of 1996. On a per share basis, net income increased 11.6% to $1.06 from $.95.

     On a tax-equivalent basis, net interest income for the six months ended June 30, 1997 was $202.8 million, an 8.6% increase from the net interest income earned in the corresponding 1996 period. The net interest margin was 4.16% for the six months ended June 30, 1997, up 36 basis points from 3.80% during the same period in 1996. The growth in net interest income and net interest margin during the first six months of 1997 were the result of the higher yield on earning assets and a reduced cost of interest-bearing liabilities. For the first six months of 1997, average earning assets declined $67.2 million and interest earned on earning assets increased $6.0 million from the level recorded in the first six months of 1996. The decline in average earning assets was due primarily to the lower levels in securities available for sale and money market investments during the first six months of 1997. The yield on average earning assets increased 20 basis points. The average interest-bearing liabilities declined $184.8 million, or 2.2% from the six months ended June 30, 1996. Interest expense on interest-bearing liabilities declined $10.0 million to $199.2 million, or 4.8%, from the corresponding 1996 period, and the rate of interest-bearing liabilities declined 12 basis points.

     For the six-month period ended June 30, 1997, the Company's interest rate swap activities resulted in declines in interest income of $409,000 and interest expense of $901,000 compared to declines of $1,020,000 in interest income and $616,000 in interest expense for the corresponding period in 1996. The Company's interest rate swap activities produced an increase in net interest income of $492,000 for the six months ended June 30, 1997 and reduction in net interest income of $404,000 for the same period in 1996.

     The provision for loan losses was $27.6 million for the six months ended June 30, 1997 compared with $21.0 million recorded for the corresponding period in 1996. The increase in the provision was prompted by a higher level of net charge-offs. The higher levels of net charge-offs for the first six months of 1997 resulted principally from continued losses in consumer portfolios and a $3.7 million nonrecurring loss in the commercial loan portfolio.

     Noninterest income totaled $49.8 million for the six months ended June 30, 1997 compared with $41.6 million for the same period in 1996, representing an increase of 19.7%. The increase resulted from growth in deposit fees and other charges, increases in mutual funds and annuity sales as well as increased ATM charges.

     Noninterest expense grew 8.2% to $130.4 million for the first six months of 1997 compared with the same period in 1996. The growth in noninterest expense was due primarily to higher personnel, occupancy and equipment costs.

Balance Sheet
--------------------

     Total assets as of June 30, 1997 were $10.7 billion, a modest increase from $10.5 billion at the end of 1996. Total loans at June 30, 1997 were $6.9 billion, an increase of 3.3% from the balance at December 31, 1996, as a result of the increase in the commercial and consumer mortgage loan portfolios. Total deposits were $8.1 billion at June 30, 1997, flat from the level of total deposits at Decmber 31, 1996. At June 30, 1997, long-term debt increased $99.1 million to $249.4 million, as a result of the issuance of $100 million of Trust Preferred Stock . The Trust Preferred
Stock was sold in an institutional private placement through Central
Fidelity Trust I, a statutory business trust. Shareholders' equity at June 30, 1997 was $803.6 million, or 7.5% of total assets, as compared to $846.5 million, or 8.0% of total assets, at December 31, 1996. The decline in shareholders' equity was due primarily to the acquisition and retirement of shares under the Company's Stock Repurchase Program. Book value per share declined from $14.26 at December 31, 1996 to $14.17 at June
30, 1997, this decline was also due to the acquisition and retirement of shares under the Company's Stock Repurchase Program.

     The return on average total assets during the first six months of 1997 was 1.19% compared to 1.09% for the comparable 1996 period. The return on average shareholders' equity was 15.09% versus 13.95% in 1996.

Asset Quality
-----------------

     Nonperforming assets as of June 30, 1997 were $57.6 million, or .54% of total assets, compared to $54.0 million or .51% of total assets at December 31, 1996 and $60.9 million or .58% of total assets at June 30, 1996. At June 30, 1997, nonperforming assets were .83% of loans and foreclosed properties, compared to .80% at December 31, 1996 and
 .94% at June 30, 1996.

     The allowance for loan losses was $110.0 million at June 30, 1997, December 31, 1996 and June 30, 1996. At June 30, 1997, the allowance for loan losses was 1.59% of loans, compared to 1.64% at December 31, 1996 and 1.70% at June 30, 1996. At June 30, 1997, the allowance for loan losses was 1.91x to nonperforming assets, compared to 2.04x at December 31, 1996 and 1.81x at June 30, 1996. Net loan charge-offs for the three months ended June 30, 1997 were $13.3 million, representing
 .78% of average loans on an annualized basis. Net loan charge-offs were $11.9 million or .71% of average loans for the three months ended December 31, 1996 and $10.6 million or .66% of average loans for the three months ended June 30, 1996.

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

Capital Resources
-------------------------

     At June 30, 1997, the Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines. At June 30, 1997, the Company's Tier 1 and total risk-based capital were $837.5 million and $1.1 billion, as compared to $778.2 million and $1.0 billion at December 31, 1996, and $756.7 million and $1.0 billion at June 30, 1996, respectively. The ratios of Tier 1 and total risk-based capital to risk-weighted assets were 10.51% and 13.65% at June 30, 1997, compared to 10.09% and 13.29% at year-end 1996, and 9.95% and 13.18% at June 30, 1996, respectively. At June 30, 1997, the Company's leverage ratio was 8.11%, compared to 7.57% at December 31, 1996 and 7.35% at June 30, 1996. At June 30, 1997, the Bank's total risk-based capital and leverage ratios were 12.67 and 7.39%, respective

     Based upon the risk-based capital and leverage requirements, Central Fidelity's capital structure places it well above the Federal Reserve Board's minimum guidelines and in the well capitalized category when measured against FDIC criteria. The Company will continue to review and monitor the asset mix and pricing, and other areas determined to be most affected by these capital requirements.

     During the six months ended June 30, 1997, the Company purchased and retired 2,989,000 shares of its common stock for a total of $83,554,000. 2,000,000 of these shares were acquired through an accelerated stock repurchase program entered on May 1, 1997 for an initial amount of $55,810,000. Final settlement on this transaction is expected to occur in the third quarter of 1997.

     On June 24, 1997, the Company announced that it had terminated its Stock Repurchase Program to repurchase its Common Stock.

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

     Market values of derivatives transactions fluctuate based upon movements in the underlying financial indices such as interest rates.
Market values are monitored on a monthly basis through external pricing mechanisms and then tested by using internal calculations. The
Company's objective measurement system together with risk limits and timely reporting to senior management help to mitigate the possibility of any gain or loss recognition on the Company's interest rate swaps. Any change in market value fluctuation generally corresponds to market fluctuation in the underlying asset or liability being hedged. In the event that a derivative product is terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the remaining life of the underlying hedged asset or liability.

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

Recent Developments
------------------------------

     On June 23, 1997, Central Fidelity entered into a definitive Agreement and Plan of Merger with Wachovia Corporation ("Wachovia"), providing for the merger, of Central Fidelity with, and into, Wachovia. Wachovia is the 20th largest banking company in the United States based on total assets with dual headquarters in Winston-Salem, North Carolina and Atlanta, Georgia. The agreement has been approved by the boards of directors of both companies and is subject to the approval of the shareholders of the Company and appropriate regulatory agencies. The merger is expected to be accounted for as a pooling of interests and will result in a tax-free exchange of .63 shares of Wachovia's common stock for each share of common stock of Central Fidelity. In addition, the Company entered into a stock option agreement granting Wachovia the option to purchase approximately 19.9% of the Company's outstanding shares of common stock under certain circumstances.

     In addition, on June 10, 1997, Wachovia announced that it had reached a definitive agreement to merge with Jefferson Bankshares, Inc., a Virginia corporation, headquartered in Charlottesville, Virginia, which operates principally in the Charlottesville, Tidewater, Richmond, Fredericksburg and Shenandoah Valley markets of Virginia.


SUMMARY OF INTEREST RATE SWAPS
Central Fidelity Banks, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------
  The weighted average variable rates are based upon the contractual rates in effect at June 30,
1997:

(In thousands) June 30, 1997

                                                                    Average  Year-To-Date
                                  Notional    Weighted Average Rate Maturity    Interest    Unrecognized
                                   Amount     Receive         Pay   In Year Income/(Expense)Gains (Losses)
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term borrowings      --      --          --          --           ($183)          --
  Securities available for sale         --      --          --          --            (263)          --
  Fixed rate commercial loans           --      --          --          --             (92)          --
------------------------------------------------                            -------------- -------------
    Total pay fixed/receive variable      --      --          --          --            (538)          --
------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt    $150,000    7.10 %      5.81 % (1)  5.38           1,084       $2,939
  Variable rate commercial loans        --      --          --          --             (54)          --
------------------------------------------------                            -------------- -------------
    Total receive fixed/pay variable 150,000    7.10        5.81        5.38           1,030        2,939
------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $150,000    7.10 %      5.81 %      5.38            $492
$2,939
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,500    5.68 % (1)  9.11 %      0.81            $333        ($269)
Receive fixed/pay variable           4,500    9.20        5.68   (1)  0.81            (331)         274
------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $9,000    7.44 %      7.39 %      0.81              $2           $5
----------------------------------========                                        ========     ========

  The weighted average variable rates are based upon the contractual rates in effect at June 30,
1996:

(In thousands) June 30, 1996
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term borrowings $50,000    5.55 % (1)  6.42 %      0.96           ($101)
($244)
  Securities available for sale     14,422    5.77   (2)  9.00        2.24            (545)        (438)
  Fixed rate commercial loans       22,655    5.52   (1)  6.84        3.19            (135)        (228)
------------------------------------------------                            -------------- -------------
    Total pay fixed/receive variable  87,077    5.58        6.96        1.75            (781)        (910)
------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.50   (1)  6.38           1,144        2,167
  Fixed rate medium-term borrowings      --      --          --          --            (427)          --
  Variable rate commercial loans   100,000    4.77        5.82   (1)  0.56            (340)        (857)
------------------------------------------------                            -------------- -------------
    Total receive fixed/pay variable 250,000    6.17        5.63        4.05             377        1,310
------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $337,077    6.01 %      5.97 %      3.46           ($404)
$400
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,500    5.45 % (1)  9.11 %      1.81            $328        ($256)
Receive fixed/pay variable           4,500    9.20        5.45   (1)  1.81            (326)         263
------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $9,000    7.32 %      7.28 %      1.81              $2           $7
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


INTEREST RATE SWAPS - NOTIONAL AMOUNT ROLLFORWARD
Central Fidelity Banks, Inc. and Subsidiaries
-------------------------------------------------------------------

                                Pay fixed/ Pay variable   Total
(In thousands)                   receive     receive       All
                                 variable     fixed       Swaps
-------------------------------------------------------------------
Notional Amount
-------------------------------------------------------------------
Company Swaps:
  Beginning balance, January 1, 1997    $72,150    $250,000    $322,150
  New swaps                             --          --          --
  Terminated swaps                 (21,886)         --     (21,886)
  Matured swaps                    (50,000)   (100,000)   (150,000)
  Amortization of swaps               (264)         --        (264)
-------------------------------------------------------------------
    Ending balance, June 30, 1997        $--    $150,000    $150,000
-------------------------------   ========    ========    ========
Customer Swaps:
  Beginning balance, January 1, 1997     $4,500      $4,500      $9,000
  New swaps                             --          --          --
  Terminated swaps                      --          --          --
  Matured swaps                         --          --          --
  Amortization of swaps                 --          --          --
-------------------------------------------------------------------
    Ending balance, June 30, 1997     $4,500      $4,500      $9,000
-------------------------------   ========    ========    ========
-------------------------------------------------------------------


EXPECTED MATURITIES OF INTEREST RATE SWAPS
Central Fidelity Banks, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------

                                    Due   After One After Two After Three After Four
                                  Within   Through  Through   Through   Through    After
(In Thousands) June 30, 1997     One Year Two Years Three Years Four Years Five Years Five
Years  Total
----------------------------------------------------------------------------------------------------
Company Hedging Swaps
----------------------------------------------------------------------------------------------------
Receive fixed/pay variable:
  Notional amount                      --       --        --        --        --  $150,000 $150,000
  Weighted average pay rate:
    Contractual rate*                  --       --        --        --        --      5.81%    5.81%
    Forward yield curve**              --       --        --        --        --      6.66%    6.66%

  Weighted average receive rate        --       --        --        --        --      7.10%    7.10%
----------------------------------------------------------------------------------------------------
Customer Hedging Swaps
----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate            --     9.11%       --        --        --        --     9.11%
  Weighted average receive rate:
    Contractual rate*                  --     5.81%       --        --        --        --     5.81%
    Forward yield curve**              --     6.03%       --        --        --        --     6.03%

Receive fixed/pay variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate:
    Contractual rate*                  --     5.81%       --        --        --        --     5.81%
    Forward yield curve**              --     6.03%       --        --        --        --     6.03%

  Weighted average receive rate        --     9.20%       --        --        --        --     9.20%
----------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at June 30,
1997.
** The weighted average variable rates are projected based upon the implied forward yield curve from
       date of analysis through maturity.


PART II

OTHER INFORMATION

CENTRAL FIDELITY BANKS, INC.

ITEM 4. Submission of Matters to a Vote of Security Holders.

	The Annual Meeting of Shareholders was held on May 14, 1997. At the meeting, as set forth in the  registrant's definitive proxy material for the meeting, four directors in Class 3 were elected to serve until the 2000 Annual Meeting of Shareholders, and until their successors are elected and qualified.

The results of the voting were as follows:
Nominees for Class 3 to serve until 2000:

VOTES
FOR
VOTES
WITHHEL
D
James F. Betts
51,223,027
327,353
Phyllis L. Cothran
51,203,733
346,647
G. Bruce Miller
51,223,024
327,356
Kenneth S. White
50,674,685
875,695

The results of the voting by brokers were as follows:

Nominees for Class 3 to serve until 2000:



PROXIES

VOTES
VOTES
NOT

FOR
WITHHELD
RECEIVED
James F. Betts
34,160,568
169,890
3,095,911
Phyllis L. Cothran
34,151,209
179,249
3,095,911
G. Bruce Miller
34,149,111
181,347
3,095,911
Kenneth S. White
33,597,029
733,429
3,095,911

Mr. Robert L. Freeman, age 70, a director of the Registrant or one of its predecessor constituent companies since 1969, did not stand for re-election, but retired under the Registrant's age 70 retirement policy for its directors.

The continuing Class1 Directors serving until the 1998 Annual Meeting are
Jack H. Ferguson, Lewis N. Miller, Jr., Richard L. Morrill, Lloyd U. Noland,
III and William G. Reynolds, Jr. The continuing Class 2 Directors serving until the 1999 Annual Meeting are: Alvin R. Clements, Thomas R. Glass, George
R. Lewis and T. Justin Moore, III.

ITEM 6. Exhibits and Reports on Form 8-K.

                A. Exhibits:

                    Exhibit 11 - Statement re computation of per share earnings
                                27 - Financial data schedule

                B. Reports on Form 8-K:

                   A report on Form 8-K was filed on April 24, 1997 announcing that the Company sold $100 million of Trust Preferred Stock through Central Fidelity Trust I, a statutory business trust, in an institutional private placement. The Trust Preferred Stock is considered to be Tier 1 Capital for the Company under the Federal Reserve's guidelines.

                   A report on Form 8-K was filed on June 25, 1997 announcing the signing of a definitive agreement for a merger of Central Fidelity Banks, Inc. and Wachovia. The agreement has been approved by the boards of directors of both companies and is subject to the approval of Central Fidelity's shareholders and appropriate regulatory agencies. The merger is expected to close in the fourth quarter.

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

Date: August 8, 1997

                          EXHIBIT INDEX
                     ------------------------

Exhibit No.                Description
-----------             ------------------

    11     Statement re Computation of Per Share Earnings
    27     Financial Data Schedule


                     			                      EXHIBIT 11
                      CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES
                                           STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

(In thousands)
                                                 For the Three Months         For the Six Months
                                                       Ended June 30,           Ended June 30,
                                           --------------------  --------------------
                                              1997      1996        1997      1996
                                             ------    ------       ----      ----
Earnings:
  Net income                                 $31,182   $28,809     $61,575   $56,790
                                             =======   =======     =======   =======
Shares:
  Weighted average number of common shares used
    in computing primary earnings per share   57,281    59,792      58,068    60,042

  Dilutive stock options - based on treasury stock
    method                                     1,736       931       1,489       962
                                           ------------------------------------------
  Weighted average number of common shares used
    in computing fully diluted earnings per share   59,017    60,723      59,557    61,004
                                             =======   =======     =======   =======

Earnings per share:
  Primary earnings per share                   $0.54     $0.48       $1.06     $0.95

  Fully diluted earnings per share             $0.53     $0.47       $1.03     $0.93
