Form 10-Q
period 1997-09-30
CENTRAL FIDELITY BANKS INC
filed 1997-11-12
CIK 276235

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997


                  Commission file number 0-8829


                  CENTRAL FIDELITY BANKS, INC.
      (Exact name of registrant as specified in its charter)

               Virginia                      54-1091649
       (State of incorporation)         (I.R.S. Employer
						 Identification No.)

           1021 East Cary Street               23219
            Richmond, Virginia               (Zip Code)
    Address of principal executive offices)

                      (804) 782-4000
 (Registrant's telephone number, including area code)




     Central Fidelity Banks, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


     As of November 6, 1997, the latest practicable date, Central Fidelity Banks, Inc. had 57,399,946 shares of its Common Stock outstanding.
This is the only class of outstanding shares.


                 CENTRAL FIDELITY BANKS, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30,1997

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


                             PART I
                           -----------

                      FINANCIAL INFORMATION
            -----------------------------------------

                  CENTRAL FIDELITY BANKS, INC.

ITEM 1. FINANCIAL STATEMENTS

     The consolidated balance sheet as of September 30, 1997, the statement of consolidated income, the statement of consolidated cash flows and the statement of changes in consolidated shareholders' equity for the nine-month period ended September 30, 1997 and 1996 are unaudited and do not include all of the information included in the Company's annual financial statements filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December
31, 1996 which is the source of the Company's balance sheet as of that date.


CONSOLIDATED BALANCE SHEET
Central Fidelity Banks, Inc. and Subsidiaries
------------------------------------------------------------------
(In thousands, except share data)
                                        September 30,  December 31,
                                              1997        1996
------------------------------------------------------------------
ASSETS
------------------------------------------------------------------
Cash and due from banks                      $298,752    $304,661
Temporary investments:
  Federal funds sold and securities purchased
    under agreements to resell                 39,377      96,515
  Other money market investments               50,000      50,000
  Trading account securities                    6,538       4,061
------------------------------------------------------------------
      Total temporary investments              95,915     150,576
------------------------------------------------------------------
Assets available for sale:
  Securities                                2,725,064   3,069,624
  Loans                                        28,226      26,085
------------------------------------------------------------------
      Total assets available for sale       2,753,290   3,095,709
------------------------------------------------------------------
Loans                                       6,964,541   6,690,751
  Allowance for loan losses                  (110,000)   (110,000)
------------------------------------------------------------------
      Net loans                             6,854,541   6,580,751
------------------------------------------------------------------
Accrued interest receivable                    62,268      61,819
Premises and equipment, net                   165,390     157,119
Due from customers on acceptances              15,032      11,009
Other assets                                  205,479     178,716
------------------------------------------------------------------
      Total assets                        $10,450,667 $10,540,360
------------------------------------------ ==========  ==========

                                        September 30,  December 31,
LIABILITIES                                   1997        1996
------------------------------------------------------------------
Deposits:
  Demand                                   $1,211,889  $1,189,808
  Savings and other time                    6,209,603   6,393,420
  Certificates of deposit $100,000 and over   397,813     488,226
------------------------------------------------------------------
      Total deposits                        7,819,305   8,071,454
------------------------------------------------------------------
Borrowings:
  Federal funds purchased and securities sold
    under agreements to repurchase          1,073,794     907,875
  Other short-term borrowings                  58,823      72,274
  Federal Home Loan Bank borrowings           309,686     400,080
  Long-term debt                              249,418     150,324
  Capitalized lease obligations                 6,994       7,334
------------------------------------------------------------------
      Total borrowings                      1,698,715   1,537,887
------------------------------------------------------------------
Dividends payable                              13,715      13,059
Accrued interest payable                       31,529      29,160
Bank acceptances outstanding                   15,032      11,009
Accounts payable and accrued liabilities       32,385      31,292
------------------------------------------------------------------
      Total liabilities                     9,610,681   9,693,861
------------------------------------------------------------------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------
Preferred stock, none issued                       --          --
Common stock, par value $5 per share, authorized
  100,000,000 shares, shares issued: 57,245,209
  and 59,378,319, respectively                286,226     296,892
Capital surplus                               119,933     171,926
Unamortized deferred compensation                (614)         --
Retained earnings                             421,478     368,457
Unrealized gains on securities available
  for sale, net of income taxes                12,963       9,224
------------------------------------------------------------------
      Total shareholders' equity              839,986     846,499
------------------------------------------------------------------
      Total liabilities and shareholders'
        equity                            $10,450,667 $10,540,360
------------------------------------------ ==========  ==========
------------------------------------------------------------------


STATEMENT OF CONSOLIDATED INCOME
Central Fidelity Banks, Inc. and Subsidiaries
-----------------------------------------------------------------------------------
                                       For the three months   For the nine months
                                       ended September 30,    ended September 30,
-----------------------------------------------------------------------------------
(In thousands, except share and per share   1997      1996       1997      1996
-----------------------------------------------------------------------------------
Income From Earning Assets
-----------------------------------------------------------------------------------
Interest and fees on loans                $156,644   $144,103  $457,020   $422,638
Interest on securities available for sale:
  U.S. Government and agencies              28,155     32,753    88,035    102,770
  States and political subdivisions          1,152      1,386     3,752      4,284
  Other                                     16,874     17,599    49,697     55,076
Interest on loans available for sale           331        135       879        677
Interest on money market investments         1,840        996     4,121      3,876
Interest on trading account securities         109         63       243         97
-----------------------------------------------------------------------------------
    Total income from earning assets       205,105    197,035   603,747    589,418
-----------------------------------------------------------------------------------
Interest Expense
-----------------------------------------------------------------------------------
Interest on deposits                        77,573     80,754   233,441    241,488
Interest on federal funds purchased and securities
  sold under agreements to repurchase       15,108     11,815    38,431     36,686
Interest on other short-term borrowings        786        842     2,317      2,774
Interest on medium-term notes                   --         91        --      3,932
Interest on Federal Home Loan Bank
  borrowings                                 4,694      6,386    16,434     18,815
Interest on long-term debt                   4,398      2,559    10,803      7,594
Interest on capitalized lease obligations      157        166       475        504
-----------------------------------------------------------------------------------
    Total interest expense                 102,716    102,613   301,901    311,793
-----------------------------------------------------------------------------------
Net interest income                        102,389     94,422   301,846    277,625
Provision for loan losses                   12,412     11,062    39,977     32,013
-----------------------------------------------------------------------------------
    Net income from earning assets          89,977     83,360   261,869    245,612
-----------------------------------------------------------------------------------
Noninterest Income
-----------------------------------------------------------------------------------
Trust income                                 4,819      4,181    14,111     12,949
Deposit fees and charges                    10,641      9,349    31,332     28,170
Profits (losses) on securities available for sale and
  trading account securities                   939       (196)    2,820       (197)
Other income                                10,012      7,959    27,916     21,950
-----------------------------------------------------------------------------------
    Total noninterest income                26,411     21,293    76,179     62,872
-----------------------------------------------------------------------------------
Noninterest Expense
-----------------------------------------------------------------------------------
Personnel expense                           39,316     35,211   114,240    104,050
Occupancy and equipment expense             12,730     11,504    37,402     34,370
FDIC insurance expense                         385        729     1,179      2,063
Other real estate expense                      731        403     1,361      1,711
Special SAIF assessment                         --      6,412        --      6,412
Other expense                               16,143     13,797    45,493     39,984
-----------------------------------------------------------------------------------
    Total noninterest expense               69,305     68,056   199,675    188,590
-----------------------------------------------------------------------------------
Earnings
-----------------------------------------------------------------------------------
Income before income taxes                  47,083     36,597   138,373    119,894
Income tax expense                          15,417     11,465    45,132     37,972
-----------------------------------------------------------------------------------
    Net income                             $31,666    $25,132   $93,241    $81,922
-----------------------------------------  =======    =======   =======    =======
Earnings Per Share
-----------------------------------------------------------------------------------
Net income                                   $0.56      $0.42     $1.62      $1.37
Average shares outstanding              56,951,984 59,586,194 57,692,069 59,888,903
-----------------------------------------------------------------------------------


STATEMENT OF CONSOLIDATED CASH FLOWS
-----------------------------------------------------------------------
Central Fidelity Banks, Inc. and Subsidiaries
(In thousands) For the nine months ended September 30,
                                                      1997      1996
-----------------------------------------------------------------------
OPERATING ACTIVITIES
-----------------------------------------------------------------------
Net income                                           $93,241   $81,922
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for loan losses                         39,977    32,013
    Depreciation of premises and equipment            13,395    12,140
    Net amortization of premium and accretion of discount
      on securities available for sale                (1,131)     (632)
    Gains on securities available for sale            (2,065)     (398)
    Deferred income taxes                             (2,828)   (1,517)
    Increase in trading account securities            (2,477)   (7,154)
    Originations of loans available for sale        (100,208)  (90,079)
    Purchases of loans available for sale            (66,901)  (69,866)
    Proceeds from sales of loans available for sale  165,040   167,952
    (Increase) decrease in accrued interest
       receivable                                       (449)    5,348
    Increase (decrease) in accrued interest payable    2,369    (7,606)
    Other, net                                       (26,504)   (6,765)
-----------------------------------------------------------------------
      Net cash provided by operating activities      111,459   115,358
-----------------------------------------------------------------------
INVESTING ACTIVITIES
-----------------------------------------------------------------------
Purchases of securities available for sale          (472,748) (281,782)
Proceeds from sales of securities available for
  sale                                               270,848   194,067
Proceeds from maturities and repayments of securities
  available for sale                                 555,408   524,209
Net increase in loans                               (321,085) (347,512)
Purchases of premises and equipment                  (22,647)  (15,395)
Proceeds from the disposition of premises and
  equipment                                            1,212     1,519
Proceeds from the disposition of foreclosed
  properties                                           8,957     7,917
-----------------------------------------------------------------------
      Net cash provided by investing activities       19,945    83,023
-----------------------------------------------------------------------
FINANCING ACTIVITIES
-----------------------------------------------------------------------
Net increase (decrease) in demand, interest checking
  and regular savings deposits                       (15,079)  114,892
Net increase (decrease) in money market accounts      60,118    (6,087)
Net decrease in consumer certificates               (206,775) (159,218)
Net increase (decrease) in certificates of deposit
  $100,000 and over                                  (90,413)   31,274
Net increase (decrease) in short-term borrowings     152,468   (74,749)
Proceeds from medium-term notes and FHLB borrowings   80,506   101,000
Payments on medium-term notes and FHLB borrowings   (170,900) (299,950)
Proceeds from long-term debt                          99,134        --
Payments on long-term debt and capitalized lease
  obligations                                           (469)     (355)
Proceeds from issuance of common stock                20,077     9,213
Common stock purchased                               (83,554)  (38,283)
Cash in lieu of fractional shares for stock split         --       (78)
Cash dividends                                       (39,564)  (37,150)
-----------------------------------------------------------------------
      Net cash used by financing activities         (194,451) (359,491)
-----------------------------------------------------------------------
      Decrease in cash and cash equivalents          (63,047) (161,110)
      Cash and cash equivalents at beginning of year 451,176   571,314
-----------------------------------------------------------------------
      Cash and cash equivalents at end of period    $388,129  $410,204
--------------------------------------------------- ========  ========
-----------------------------------------------------------------------


STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY
Central Fidelity Banks, Inc. and Subsidiaries
                                                                                           Unrealized
                                                                                        Gains (Losses)
                                                                       Unamortized          on Securities   Total
(In thousands)                               Common   Common   Capital  Deferred   Retained   Available   Shareholders'
For the nine months ended September 30, 1997 Shares    Stock   Surplus Compensation Earnings  for Sale      Equity
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period             40,193 $200,964 $195,151         $-- $406,567      $23,865      $826,547
Net income                                     --       --       --          --   81,922           --        81,922
Common stock issued under Plans               406    2,034    7,179          --       --           --         9,213
Common stock purchased                     (1,296)  (6,484) (31,799)         --       --           --       (38,283)
Cash dividends declared on common stock        --       --       --          --  (38,221)          --       (38,221)
Common stock issued for 3-for-2 stock
  split					     19,890   99,452       --          --  (99,530)          --           (78)
Change in unrealized losses on securities available
  for sale, net of income taxes of $14,05      --       --       --          --       --       (26,101)     (26,101)
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                   59,193 $295,966 $170,531         $-- $350,738       ($2,236)    $814,999
-----------------------------------------  ====== ======== ========     ======= ========      ========     ========

For the nine months ended September 30, 1997
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period             59,378 $296,892 $171,926         $-- $368,457        $9,224     $846,499
Net income                                     --       --       --          --   93,241            --       93,241
Common stock issued under Plans               824    4,122   15,955          --       --            --       20,077
Grant of shares of restricted stock awards     32      158      660        (818)      --            --           --
Amortization of deferred compensation          --       --       --         204       --            --          204
Common stock purchased                     (2,989) (14,946) (68,608)         --       --            --      (83,554)
Cash dividends declared on common stock        --       --       --          --  (40,220)           --      (40,220)
Change in unrealized gains on securities available
  for sale, net of income taxes of $2,013      --       --       --          --       --         3,739        3,739
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                   57,245 $286,226 $119,933       ($614)$421,478       $12,963     $839,986
-----------------------------------------  ====== ======== ========     ======= ========      ========     ========
--------------------------------------------------------------------------------------------------------------------


CONSOLIDATED FINANCIAL HIGHLIGHTS
Central Fidelity Banks, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------
---
                                          For the three months                    For the nine months
                                           ended September 30,                    ended September 30,
--------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share    1997         1996        Change        1997         1996        Change
--------------------------------------------------------------------------------------------------------------------
Results Of Operations
--------------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)  $103,901      $96,246          8.0 %   $306,687     $283,030       8.4 %
Provision for loan losses                     12,412       11,062         12.2       39,977       32,013      24.9
Noninterest income                            26,411       21,293         24.0       76,179       62,872      21.2
Noninterest expense                           69,305       68,056          1.8      199,675      188,590       5.9
Net income                                    31,666       25,132         26.0       93,241       81,922      13.8

Per Share Data
--------------------------------------------------------------------------------------------------------------------
Net income                                     $0.56        $0.42         33.3 %      $1.62        $1.37      18.2 %
Book value                                     14.68        13.77          6.6        14.68        13.77       6.6

Average Daily Balance
--------------------------------------------------------------------------------------------------------------------
Assets                                   $10,459,182  $10,322,912         1.3 % $10,387,395  $10,381,674       0.1 %
Loans                                      6,972,180    6,533,058          6.7    6,851,509    6,433,458       6.5
Earning assets                             9,913,958    9,812,041          1.0    9,855,478    9,865,781      (0.1)
Deposits                                   7,862,615    7,894,381         (0.4)   7,915,395    7,841,468       0.9
Shareholders' equity                         824,223      810,104          1.7      818,826      813,016       0.7
Common shares                             56,951,984   59,586,194         (4.4)  57,692,069   59,888,903      (3.7)

Balance At Quarter-End
--------------------------------------------------------------------------------------------------------------------
Assets                                   $10,450,667  $10,496,954        (0.4)% $10,450,667  %10,496,954      (0.4)%
Loans                                      6,992,767    6,618,909          5.6    6,992,767    6,618,909       5.6
Earning assets                             9,813,746    9,912,507         (1.0)   9,813,746    9,912,507      (1.0)
Deposits                                   7,819,305    7,966,759         (1.9)   7,819,305    7,966,759      (1.9)
Shareholders' equity                         839,986      814,999          3.1      839,986      814,999       3.1
Common shares                             57,245,209   59,193,194         (3.3)  57,245,209   59,193,194      (3.3)

Key Performance Ratios (Basis point change)
--------------------------------------------------------------------------------------------------------------------
Return on average assets                        1.21 %       0.97 %       0.24         1.20 %       1.05 %    0.15
Return on average shareholders' equity         15.37        12.41         2.96        15.18        13.44      1.74
Net interest margin (tax-equivalent basis)      4.16         3.90         0.26         4.16         3.83      0.33
Efficiency                                     53.00        57.46        (4.46)       52.18        54.00     (1.82)
Allowance for loan losses as a percentage
  of loans                                      1.57         1.66        (0.09)        1.57         1.66     (0.09)
Equity to total assets                          8.04         7.76         0.28         8.04         7.76      0.28
Risk-based capital                             14.05        13.07         0.98        14.05        13.07      0.98
--------------------------------------------------------------------------------------------------------------------

COMMON STOCK PERFORMANCE AND DIVIDENDS
--------------------------------------------------------------------------------------------------------------------
                                                                 Common Stock Prices
                                          --------------------------------------------------             Dividend
                                                     1997                      1996                     Per Share
--------------------------------------------------------------------------------------------------------------------
                                             High          Low         High          Low         1997         1996
--------------------------------------------------------------------------------------------------------------------
First Quarter                                $30.25       $25.13       $23.00       $21.09        $.22         $.20
Second Quarter                                39.50        27.25        23.67        22.00         .24          .22
Third Quarter                                 45.00        35.25        25.38        21.50         .24          .22
Fourth Quarter                                                          27.50        24.00                      .22
--------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS)
Central Fidelity Banks, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------
(In thousands) For the three months ended
                 September 30,                  1997                             1996
----------------------------------------------------------------------------------------------------
                                    Average              Yield/      Average              Yield/
                                    Balance   Interest    Rate       Balance   Interest    Rate
----------------------------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial
      real estate                 $2,264,680    $48,006     8.41 % $2,081,736    $43,659     8.34 %
    Construction                     343,889      8,503     9.81      294,214      6,960     9.41
    Residential real estate        1,638,753     30,984     7.50    1,602,458     29,642     7.36
    Consumer second mortgage         887,459     21,204     9.48      698,694     16,859     9.60
    Installment                      979,592     21,144     8.56    1,039,487     22,157     8.48
    Bank card                        842,407     27,531    12.97      809,769     25,588    12.57
-----------------------------------------------------------        ----------------------
                                   6,956,780    157,372     8.97    6,526,358    144,865     8.83
  Assets available for sale:
    Securities:
      U.S. Government and agencies 1,727,925     28,155     6.46    2,025,772     32,753     6.43
      States and political
        subdivisions                  82,556      1,746     8.46      102,667      2,129     8.29
      Other                        1,002,120     17,059     6.75    1,059,851     17,835     6.69
-----------------------------------------------------------        ----------------------
                                   2,812,601     46,960     6.62    3,188,290     52,717     6.58
    Loans                             15,400        331     8.52        6,700        135     8.03
-----------------------------------------------------------        ----------------------
                                   2,828,001     47,291     6.63    3,194,990     52,852     6.58
  Money market investments           126,240      1,840     5.78       87,016      1,075     4.92
  Trading account securities           2,937        114    15.38        3,677         67     7.28
-----------------------------------------------------------        ----------------------
        Total interest-earning
          assets                   9,913,958   $206,617     8.27 %  9,812,041   $198,859     8.06 %
---------------------------------------------  ========            -----------  ========
Noninterest-earning assets:
  Cash and due from banks            258,423                          242,099
  Premises and equipment, net        164,521                          154,728
  Other assets                       232,280                          224,044
  Allowance for loan losses         (110,000)                        (110,000)
----------------------------------------------------               ------------------
        Total assets             $10,459,182                      $10,322,912
----------------------------------==========                       ==========



Liabilities and Shareholders' Equity            1997                             1996
----------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                 $718,436     $3,574     1.97 %   $693,084     $3,534     2.03 %
  Regular savings                    721,406      4,800     2.64      734,568      4,900     2.65
  Consumer certificates            3,773,175     52,645     5.54    4,003,860     56,902     5.65
  Money market accounts            1,050,243     10,581     4.00    1,037,907     10,285     3.94
  Certificates of deposit $100,000
    and over                         433,329      5,973     5.47      374,448      5,133     5.45
  Federal funds purchased
    and repos                      1,133,542     15,108     5.29      933,726     11,815     5.03
  Other short-term borrowings         47,088        786     6.63       68,450        842     4.89
  Medium-term notes                       --         --       --           --         91       --
  Federal Home Loan Bank borrowings  312,701      4,694     5.96      404,000      6,386     6.29
  Long-term debt                     249,420      4,398     6.99      150,344      2,559     6.77
  Capitalized lease obligations        7,035        157     8.82        7,474        166     8.84
-----------------------------------------------------------        ----------------------
    Total interest-bearing
      liabilities                  8,446,375   $102,716     4.82 %  8,407,861   $102,613     4.86 %
---------------------------------------------  ========            -----------  ========
Noninterest-bearing liabilities:
  Demand deposits                  1,166,026                        1,050,514
  Other                               22,558                           54,433
----------------------------------------------------               ------------------
    Total noninterest-bearing
      liabilities                  1,188,584                        1,104,947
Shareholders' equity                 824,223                          810,104
----------------------------------------------------               ------------------
    Total liabilities and
      shareholders' equity       $10,459,182                      $10,322,912
----------------------------------==========                       ==========
Net interest earnings                          $103,901                          $96,246
----------------------------------             ========                         ========
Net interest spread                                         3.45 %                           3.20 %
----------------------------------                          ====                             ====
Net interest margin                                         4.16 %                           3.90 %
----------------------------------                          ====                             ====
----------------------------------------------------------------------------------------------------


AVERAGE BALANCES AND INTEREST RATES
(TAXABLE EQUIVALENT BASIS)
Central Fidelity Banks, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------
(In thousands) For the nine months ended
                 September 30,                  1997                             1996
----------------------------------------------------------------------------------------------------
                                    Average              Yield/      Average              Yield/
                                    Balance   Interest    Rate       Balance   Interest    Rate
----------------------------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial and commercial
      real estate                 $2,206,393   $137,462     8.33 % $2,042,236   $127,517     8.34 %
    Construction                     329,644     23,870     9.68      289,543     20,510     9.46
    Residential real estate        1,628,977     92,012     7.55    1,604,600     88,251     7.35
    Consumer second mortgage         832,360     59,281     9.52      657,836     47,756     9.70
    Installment                    1,004,784     64,607     8.60    1,037,174     66,153     8.52
    Bank card                        835,830     81,941    13.11      790,043     74,857    12.66
-----------------------------------------------------------        ----------------------
                                   6,837,988    459,173     8.98    6,421,432    425,044     8.84
  Assets available for sale:
    Securities:
      U.S. Government and agencies 1,812,142     88,035     6.50    2,118,075    102,770     6.48
      States and political
        subdivisions                  90,349      5,717     8.44      106,228      6,588     8.27
      Other                        1,001,930     50,399     6.73    1,103,679     55,516     6.72
-----------------------------------------------------------        ----------------------
                                   2,904,421    144,151     6.64    3,327,982    164,874     6.62
    Loans                             13,521        879     8.69       12,026        677     7.52
-----------------------------------------------------------        ----------------------
                                   2,917,942    145,030     6.65    3,340,008    165,551     6.62
  Money market investments            96,932      4,121     5.68      102,283      4,116     5.38
  Trading account securities           2,616        264    13.49        2,058        112     7.28
-----------------------------------------------------------        ----------------------
        Total interest-earning
          assets                   9,855,478   $608,588     8.26 %  9,865,781   $594,823     8.05 %
---------------------------------------------  ========            -----------  ========
Noninterest-earning assets:
  Cash and due from banks            257,513                          249,112
  Premises and equipment, net        161,946                          154,086
  Other assets                       222,458                          222,695
  Allowance for loan losses         (110,000)                        (110,000)
----------------------------------------------------               ------------------
        Total assets             $10,387,395                      $10,381,674
----------------------------------==========                       ==========



Liabilities and Shareholders' Equity            1997                             1996
----------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest checking                 $720,801    $10,816     2.01 %   $688,203    $10,419     2.02 %
  Regular savings                    726,147     14,360     2.64      736,368     14,786     2.68
  Consumer certificates            3,842,293    159,278     5.54    4,067,229    173,651     5.70
  Money market accounts            1,035,215     30,717     3.97    1,041,766     30,832     3.95
  Certificates of deposit $100,000
    and over                         451,209     18,270     5.41      289,569     11,800     5.44
  Federal funds purchased and repos  983,363     38,431     5.23      960,879     36,686     5.10
  Other short-term borrowings         54,984      2,317     5.63       75,663      2,774     4.90
  Medium-term notes                       --         --       --       87,328      3,932     6.01
  Federal Home Loan Bank borrowings  363,295     16,434     6.05      397,990     18,815     6.31
  Long-term debt                     208,760     10,803     6.92      150,359      7,594     6.75
  Capitalized lease obligations        7,151        475     8.88        7,584        504     8.88
-----------------------------------------------------------        ----------------------
    Total interest-bearing
      liabilities                  8,393,218   $301,901     4.81 %  8,502,938   $311,793     4.90 %
---------------------------------------------  ========            -----------  ========
Noninterest-bearing liabilities:
  Demand deposits                  1,139,730                        1,018,333
  Other                               35,621                           47,387
----------------------------------------------------               ------------------
    Total noninterest-bearing
      liabilities                  1,175,351                        1,065,720
Shareholders' equity                 818,826                          813,016
----------------------------------------------------               ------------------
    Total liabilities and
      shareholders' equity       $10,387,395                      $10,381,674
----------------------------------==========                       ==========
Net interest earnings                          $306,687                         $283,030
----------------------------------             ========                         ========
Net interest spread                                         3.45 %                           3.15 %
----------------------------------                          ====                             ====
Net interest margin                                         4.16 %                           3.83 %
----------------------------------                          ====                             ====
----------------------------------------------------------------------------------------------------


SELECTED LOAN LOSS DATA
Central Fidelity Banks, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------
                                                For the three months   For the nine months
                                                 ended September 30,    ended September 30,
--------------------------------------------------------------------------------------------
(In thousands)                                  1997        1996        1997        1996
--------------------------------------------------------------------------------------------
Balance at beginning of period                 $110,000    $110,000    $110,000    $110,000
Provision charged to expense                     12,412      11,062      39,977      32,013
--------------------------------------------------------------------------------------------
                                                122,412     121,062     149,977     142,013
Loans charged off:
  Commercial and commercial real estate             529         175       5,346       2,607
  Construction                                       --         500          92       1,120
  Residential real estate                           204         100         493         391
  Installment                                     4,009       5,143      12,978      15,004
  Bank card                                      11,061       8,730      32,876      24,978
--------------------------------------------------------------------------------------------
    Total charge-offs                            15,803      14,648      51,785      44,100
--------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and commercial real estate             815         713       2,597       2,062
  Construction                                      125         158         659       1,291
  Residential real estate                             5           4           9           8
  Installment                                     1,410       1,806       5,488       6,142
  Bank card                                       1,036         905       3,055       2,584
--------------------------------------------------------------------------------------------
    Total recoveries                              3,391       3,586      11,808      12,087
--------------------------------------------------------------------------------------------
    Net charge-offs                              12,412      11,062      39,977      32,013
--------------------------------------------------------------------------------------------
Balance at end of period                       $110,000    $110,000    $110,000    $110,000
--------------------------------------------   ========    ========    ========    ========
Average loans                                $6,972,180  $6,533,058  $6,851,509  $6,433,458
Loans at period-end                          $6,992,767  $6,618,909  $6,992,767  $6,618,909
Ratio of provision for loan losses to
  average loans                                    0.71%       0.68%       0.78%       0.66%
Ratio of net charge-offs to average loans          0.71%       0.68%       0.78%       0.66%
Ratio of allowance for loan losses to loans
  at period-end                                    1.57%       1.66%       1.57%       1.66%
--------------------------------------------------------------------------------------------


NONPERFORMING ASSETS AND PAST-DUE LOANS
Central Fidelity Banks, Inc. and Subsidiaries
---------------------------------------------------------------------------------
(In thousands)
                                                   September 30,      December 31,
                                                 1997        1996        1996
---------------------------------------------------------------------------------
Nonperforming Assets
---------------------------------------------------------------------------------
Nonaccrual loans:
  Land acquisition, land development
    or construction:
      Commercial                                  $3,636      $4,127      $3,912
      Residential                                  7,423      12,776      12,060
  Residential real estate                          7,781       6,272       6,100
  Commercial real estate                          13,904      10,628       8,480
  Commercial and industrial                        7,273       9,409       8,020
---------------------------------------------------------------------------------
    Total nonaccrual loans                        40,017      43,212      38,572
---------------------------------------------------------------------------------
Restructured loans                                    --          --          --
---------------------------------------------------------------------------------
    Total nonperforming loans                     40,017      43,212      38,572
---------------------------------------------------------------------------------
Foreclosed properties:
  Land and developed lots:
    Commercial                                     1,934       2,553       2,010
    Residential                                    9,311       7,943       7,917
  Residential real estate                          3,088       3,409       4,448
  Commercial real estate                              --         567       1,081
  Other                                               --          60          --
---------------------------------------------------------------------------------
    Total foreclosed properties                   14,333      14,532      15,456
---------------------------------------------------------------------------------
    Total nonperforming assets                   $54,350     $57,744     $54,028
---------------------------------------------    =======     =======     =======
Ratio of nonperforming assets to
  loans and foreclosed properties                   0.78%       0.87%       0.80%
---------------------------------------------------------------------------------
Past-due Loans (90 days or more and still accruing)
---------------------------------------------------------------------------------
Commercial and construction                       $4,144      $1,666      $2,451
Residential real estate                            6,663       7,158       7,508
Installment                                        4,005       5,105       5,795
Bank card                                         10,683       8,432      10,192
---------------------------------------------------------------------------------
    Total past-due loans                         $25,495     $22,361     $25,946
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

Results of Operations
-----------------------------

     Net income for the first nine months ended September 30, 1997 was $93.2 million, 13.8% higher than the $81.9 million earned in the first nine months of 1996. On a per share basis, net income increased 18.2% to $1.62 from $1.37.

     On a tax-equivalent basis, net interest income for the nine months ended September 30, 1997 was $306.7 million, an 8.4% increase from the net interest income earned in the corresponding 1996 period. The net interest margin was 4.16% for the nine months ended September 30, 1997, up 33 basis points from 3.83% during the same period in 1996. The growth in net interest income and net interest margin during the first nine months of 1997 were the result of the higher yield on earning assets and a reduced cost of interest-bearing liabilities. For the first nine months of 1997, average earning assets declined $10.3 million and interest earned on earning assets increased $13.8 million, or 2.3% from the level recorded in the first nine months of 1996. The decline in average earning assets was due primarily to the lower levels in securities available for sale and money market investments during the first nine months of 1997. The yield on average earning assets increased 21 basis points. The average interest-bearing liabilities declined $109.7 million, or 1.3% from the nine months ended September 30, 1996. Interest expense on interest-bearing liabilities declined $9.9 million to $301.9 million, or 3.2% from the corresponding 1996 period. The rate of interest-bearing liabilities declined 9 basis points.

     For the nine-month period ended September 30, 1997, the Company's interest rate swap activities resulted in declines in interest income of $435,000 and interest expense of $1,327,000 compared to declines of $1,468,000 in interest income and $1,054,000 in interest expense for the corresponding period in 1996. The Company's interest rate swap activities produced an increase in net interest income of $892,000 for the nine months ended September 30, 1997 and reduction in net interest income of $414,000 for the same period in 1996.

     The provision for loan losses was $40.0 million for the nine months ended September 30, 1997 compared with $32.0 million recorded for the corresponding period in 1996. The increase in the provision was prompted by a higher level of net charge-offs. The higher levels of net charge-offs for the first nine months of 1997 resulted principally from continued losses in consumer portfolios and a $3.7 million nonrecurring loss in the commercial loan portfolio.

     Noninterest income totaled $76.2 million for the nine months ended September 30, 1997 compared with $62.9 million for the same period in 1996, representing an increase of 21.2%. The increase resulted from growth in deposit fees and other charges, profits on securities available for sale and trading account securities, increases in mutual funds and annuity sales as well as increased ATM charges.

     Noninterest expense grew 5.9% to $199.7 million for the first nine months of 1997 compared with the same period in 1996. The growth in noninterest expense was due primarily to higher personnel, occupancy and equipment costs.

Balance Sheet
--------------------

     Total assets as of September 30, 1997 were $10.5 billion, flat from the level of total assets at the end of 1996. Total loans at September 30, 1997 were $7.0 billion, an increase of 4.1% from the balance at December 31, 1996, as a result of the increase in the commercial and consumer mortgage loan portfolios. Total deposits were $7.8 billion at September
30, 1997, a 3.1% decline from $8.1 billion at December 31, 1996. At
September 30, 1997, long-term debt increased $99.1 million to $249.4 million. In April 1997, Central Fidelity Capital Trust I (the "Trust"), a consolidated subsidiary, issued $100.0 million of Floating Rate Capital Pass-through Securities (the "Capital Securities") which bear interest at LIBOR plus 1.00% and are due in 2027. The Trust invested the proceeds of the Capital Securities together with $3.1 million paid by the Company for the for the Trust's Common Securities in $103.1 million of the Company's Junior Junior Subordinated Debt Securities. The Junior Subordinated Debt Securities, which bear interest at LIBOR plus 1.00% and are due in 2027, constitute the sole asset of the Trust. The Company has fully and unconditionally guaranteed all of the Trust's obligations under the Capital Securities. Additionally, the Capital Securities qualify for inclusion in Tier 1 capital under the current risk-based capital guidelines. Shareholders' equity at September 30, 1997 was $840.0 million, or 8.0% of total assets, as compared to $846.5 million, or 8.0% of total assets, at December 31, 1996. The decline in shareholders' equity was due primarily to the acquisition and retirement of shares under the Company's Stock
Repurchase Program. Book value per share increased from $14.26 at December 31, 1996 to $14.68 at September 30, 1997, representing an increase of 2.9%.

     The return on average total assets during the first nine months of 1997 was 1.20% compared to 1.05% for the comparable 1996 period. The return on average shareholders' equity was 15.18% versus 13.44% in 1996.

Asset Quality
-----------------

     Nonperforming assets as of September 30, 1997 were $54.4 million, or .52% of total assets, compared to $54.0 million or .51% of total assets at
December 31, 1996 and $57.7 million or .55% of total assets at September 30, 1996. At September 30, 1997, nonperforming assets were
 .78% of loans and foreclosed properties, compared to .80% at December
31, 1996 and .87% at September 30, 1996.

     The allowance for loan losses was $110.0 million at September 30, 1997, December 31, 1996 and September 30, 1996. At September 30,
1997, the allowance for loan losses was 1.57% of loans, compared to 1.64% at December 31, 1996 and 1.66% at September 30, 1996. At
September 30, 1997, the allowance for loan losses was 2.02x to nonperforming assets, compared to 2.04x at December 31, 1996 and 1.90x at September 30, 1996. Net loan charge-offs for the three months ended September 30, 1997 were $12.4 million, representing .71% of average loans on an annualized basis. Net loan charge-offs were $11.9 million or .71% of average loans for the three months ended December
31, 1996 and $11.1 million or .68% of average loans for the three months ended September 30, 1996.

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

     While it is the Company's policy to charge off in the current period loans for which a loss is considered probable, there are addition risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to its adequacy.

Capital Resources
-------------------------

     At September 30, 1997, the Company's risk-based capital and leverage ratios exceeded the Federal Reserve's minimum guidelines. At September 30, 1997, the Company's Tier 1 and total risk-based capital were $870.7 million and $1.1 billion, as compared to $778.2 million and $1.0 billion at December 31, 1996, and $756.9 million and $1.0 billion at September 30, 1996, respectively. The ratios of Tier 1 and total risk-based capital to risk-weighted assets were 10.92% and 14.05% at September 30, 1997, compared to 10.09% and 13.29% at year-end 1996, and 9.86% and 13.07% at September 30, 1996, respectively. At
September 30, 1997, the Company's leverage ratio was 8.37%, compared to 7.57% at December 31, 1996 and 7.38% at September 30,
1996. At September 30, 1997, the Bank's total risk-based capital and leverage ratios were 12.95 and 7.52%, respectively.

     Based upon the risk-based capital and leverage requirements, Central Fidelity's capital structure places it well above the Federal Reserve Board's minimum guidelines and in the well capitalized category when measured against FDIC criteria. The Company will continue to review and monitor the asset mix and pricing, and other areas determined to be most affected by these capital requirements.

     During the nine months ended September 30, 1997, the Company purchased and retired 2,989,000 shares of its common stock under a Stock Repurchase Program that was terminated on June 24, 1997. The aggregate payment during the period for such shares amounted to $83,554,000 . Of the 2,989,000 shares purchased during the period, 2,000,000 shares were acquired under an accelerated stock repurchase program entered into on May 1, 1997 for a preliminary payment of $55,810,000 subject to final settlement. The final settlement on the accelerated repurchase was made on October 21, 1997 for an additional payment of $26,668,000.

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

Recent Developments
------------------------------

     On June 23, 1997, Central Fidelity entered into a definitive Agreement and Plan of Merger with Wachovia Corporation ("Wachovia"), providing for the merger, of Central Fidelity with, and into, Wachovia. Wachovia is the 20th largest banking company in the United States based on total assets with dual headquarters in Winston-Salem, North Carolina and Atlanta, Georgia. The agreement has been approved by the boards of directors of both companies and is subject to the approval of the shareholders of the Company and appropriate regulatory agencies. The merger is expected to be accounted for as a pooling of interests and will result in a tax-free exchange of .63 of a share of Wachovia's common stock stock for each share of common stock of Central Fidelity. In addition, the Company entered into a Stock Option Agreement dated June 24, 1997, granting Wachovia the option to purchase approximately 19.9% of the Company's outstanding shares of common stock under certain circumstances.

     On June 10, 1997, Wachovia announced that it had reached a definitive agreement to merge with Jefferson Bankshares, Inc., a Virginia corporation, headquartered in Charlottesville, Virginia, which operates principally in the Charlottesville, Tidewater, Richmond, Fredericksburg and Shenandoah Valley markets of Virginia. The merger of Jefferson Bankshares, Inc. with and into Wachovia was closed as of October 31, 1997.


SUMMARY OF INTEREST RATE SWAPS
Central Fidelity Banks, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------
  The weighted average variable rates are based upon the contractual rates in effect at September 30, 1997:

(In thousands) September 30, 1997

                                                                    Average  Year-To-Date
                                  Notional    Weighted Average Rate Maturity    Interest    Unrecognized
                                   Amount     Receive         Pay   In Years Income/(Expense) Gains (Losses)
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                          --      --          --          --           ($183)          --
  Securities available for sale         --      --          --          --            (263)          --
  Fixed rate commercial loans           --      --          --          --            (118)          --
------------------------------------------------                            -------------- -------------
    Total pay fixed/receive variable    --      --          --          --            (564)          --
------------------------------------------------                            -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt    $150,000    7.10 %      5.82 % (1)  5.13           1,510       $5,318
  Variable rate commercial loans        --      --          --          --             (54)          --
------------------------------------------------                            -------------- -------------
    Total receive fixed/pay
      variable                     150,000    7.10        5.81        5.38           1,456        5,318
------------------------------------------------                            -------------- -------------
    Total company hedging swaps   $150,000    7.10 %      5.81 %      5.38            $892       $5,318
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,500    5.55 % (1)  9.11 %      0.56            $501        ($204)
Receive fixed/pay variable           4,500    9.20        5.55   (1)  0.56            (498)         207
------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $9,000    7.37 %      7.33 %      0.56              $3           $3
----------------------------------========                                        ========     ========

  The weighted average variable rates are based upon the contractual rates in effect at September 30, 1996:

(In thousands) September 30, 1996
--------------------------------------------------------------------------------------------------------
Company Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Variable rate medium-term
    borrowings                     $50,000    5.63 % (1)  6.42 %      0.71           ($193)       ($211)
  Securities available for sale     12,972    5.80   (2)  9.00        1.99            (653)        (374)
  Fixed rate commercial loans       22,406    5.59   (1)  6.84        2.93            (207)        (196)
-------------------------------------------                                 -------------- -------------
    Total pay fixed/receive
      variable                      85,378    5.65        6.92        1.49          (1,053)        (781)
-------------------------------------------                                 -------------- -------------
Receive fixed/pay variable:
  Fixed rate subordinated debt     150,000    7.10        5.54   (1)  6.13           1,674        3,029
  Fixed rate medium-term borrowings     --      --          --          --            (427)          --
  Variable rate commercial loans   100,000    4.77        5.63   (1)  0.31            (608)        (610)
-------------------------------------------                                 -------------- -------------
    Total receive fixed/pay
      variable                     250,000    6.17        5.57        3.80             639        2,419
-------------------------------------------                                 -------------- -------------
    Total company hedging swaps   $335,378    6.03 %      5.92 %      3.21           ($414)      $1,638
----------------------------------========                                        ========     ========
--------------------------------------------------------------------------------------------------------
Customer Hedging Swaps
--------------------------------------------------------------------------------------------------------
Pay fixed/receive variable          $4,500    5.48 % (1)  9.11 %      1.56            $495        ($331)
Receive fixed/pay variable           4,500    9.20        5.48   (1)  1.56            (492)         338
------------------------------------------------                            -------------- -------------
    Total customer hedging swaps    $9,000    7.34 %      7.29 %      1.56              $3           $7
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


INTEREST RATE SWAPS - NOTIONAL AMOUNT ROLLFORWARD
Central Fidelity Banks, Inc. and Subsidiaries
-------------------------------------------------------------------

                                Pay fixed/ Pay variable/   Total
(In thousands)                   receive     receive       All
                                 variable     fixed       Swaps
-------------------------------------------------------------------
Notional Amount
-------------------------------------------------------------------
Company Swaps:
  Beginning balance, January 1,    $72,150    $250,000    $322,150
  New swaps                             --          --          --
  Terminated swaps                 (21,886)         --     (21,886)
  Matured swaps                    (50,000)   (100,000)   (150,000)
  Amortization of swaps               (264)         --        (264)
-------------------------------------------------------------------
    Ending balance, September
      30, 1997                         $--    $150,000    $150,000
-------------------------------   ========    ========    ========
Customer Swaps:
  Beginning balance, January 1,     $4,500      $4,500      $9,000
  New swaps                             --          --          --
  Terminated swaps                      --          --          --
  Matured swaps                         --          --          --
  Amortization of swaps                 --          --          --
-------------------------------------------------------------------
    Ending balance, September
      30, 1997                      $4,500      $4,500      $9,000
-------------------------------   ========    ========    ========
-------------------------------------------------------------------


EXPECTED MATURITIES OF INTEREST RATE SWAPS
Central Fidelity Banks, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------

                                    Due   After One After Two After Three After Four
                                  Within   Through  Through   Through      Through    After
(In Thousands) September 30, 1997One Year Two Years Three Year Four Years Five Years Five Years  Total
----------------------------------------------------------------------------------------------------
Company Hedging Swaps
----------------------------------------------------------------------------------------------------
Receive fixed/pay variable:
  Notional amount                      --       --        --        --        --  $150,000 $150,000
  Weighted average pay rate:
    Contractual rate*                  --       --        --        --        --      5.74%    5.74%
    Forward yield curve**              --       --        --        --        --      6.35%    6.35%

  Weighted average receive rate        --       --        --        --        --      7.10%    7.10%
----------------------------------------------------------------------------------------------------
Customer Hedging Swaps
----------------------------------------------------------------------------------------------------
Pay fixed/receive variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate            --     9.11%       --        --        --        --     9.11%
  Weighted average receive rate:
    Contractual rate*                  --     5.82%       --        --        --        --     5.82%
    Forward yield curve**              --     5.55%       --        --        --        --     5.55%

Receive fixed/pay variable:
  Notional amount                      --   $4,500        --        --        --        --   $4,500
  Weighted average pay rate:
    Contractual rate*                  --     5.82%       --        --        --        --     5.82%
    Forward yield curve**              --     5.55%       --        --        --        --     5.55%

  Weighted average receive rate        --     9.20%       --        --        --        --     9.20%
----------------------------------------------------------------------------------------------------
*  The weighted average variable rates are based upon the contractual rates in effect at September 30, 1997.
** The weighted average variable rates are projected based upon the implied forward yield curve from date of analysis through maturity.

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

                  CENTRAL FIDELITY BANKS, INC.


ITEM 6. Exhibits and Reports on Form 8-K.

                A. Exhibits:

                    Exhibit 11 - Statement re computation of per share earnings
                            27 - Financial data schedule

                B. Reports on Form 8-K:

                   There were no reports on Form 8-K filed during the third quarter ended September 30, 1997.

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

Date: November 12, 1997

                          EXHIBIT INDEX
                     ------------------------

Exhibit No.                Description
-----------             ------------------

    11     Statement re Computation of Per Share Earnings
    27     Financial Data Schedule


                                           EXHIBIT 11
                          CENTRAL FIDELITY BANKS, INC. AND SUBSIDIAR
                        STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

(In thousands)
                                           For the Three Months  For the Nine Months
                                            Ended September 30,  Ended September 30,
                                           --------------------  --------------------
                                              1997      1996        1997      1996
                                             ------    ------       ----      ----
Earnings:
  Net income                                 $31,666   $25,132     $93,241   $81,922
                                             =======   =======     =======   =======
Shares:
  Weighted average number of common shares used
    in computing primary earnings per share   56,952    59,586      57,692    59,889

  Dilutive stock options - based on treasury stock
    method                                     1,596     1,065       1,524       997
                                           ------------------------------------------
  Weighted average number of common shares used
    in computing fully diluted earnings per
    share                                     58,548    60,651      59,216    60,886
                                             =======   =======     =======   =======

Earnings per share:
  Primary earnings per share                   $0.56     $0.42       $1.62     $1.37

  Fully diluted earnings per share             $0.54     $0.41       $1.57     $1.35
